Form 10QSB
period 1995-06-30
CHURCH LOANS & INVESTMENTS TRUST
filed 1995-08-14
CIK 20199

================================================

                    U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   ----------

                                  FORM 10-QSB

                     [x] QUARTERLY REPORT UNDER SECTION 13
                      OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                  For the quarterly period ended June 30, 1995

                                       OR

                     [ ] TRANSITION REPORT UNDER SECTION 13
                      OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                                   ----------


                           Commission File No. 0-8117



                        CHURCH LOANS & INVESTMENTS TRUST



State of Organization                                IRS Employer Identification
---------------------                                ---------------------------
      Texas                                                 No. 75-6030254

                                 5305 I-40 West
                             Amarillo, Texas 79106


                  Registrant's telephone number: 806-358-3666


                                   ----------


     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [ X ] No [ _ ]


     As of June 30, 1995, 7,007,402 shares of the Registrant's shares of beneficial interest were outstanding.

     Transitional Small Business Disclosure Format (check one)

                               Yes [ _ ] No [ X ]

                        CHURCH LOANS & INVESTMENTS TRUST



                                     INDEX


                                                                     Page
                                                                     ----
        Part I.

             Item 1:  Financial Information:

                      Condensed Balance Sheets at June 30, 1995
                          and March 31, 1995 .......................   1

                      Condensed Statements of Income for the
                          three-month periods ended June 30, 1995
                          and 1994 .................................   2

                      Condensed Statements of Cash Flows
                          for the three-month periods ended
                          June 30, 1995 and 1994 ..................    3

                      Notes to Condensed Financial Statements .....    4

             Item 2:  Management's Discussion and Analysis or
                       Plan of Operation ..........................    6


        Part II.  Other Information ...............................    7

                     Signatures ...................................    8

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)
                         PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
                      Condensed Balance Sheets (Unaudited)
                        June 30, 1995 and March 31, 1995

                  Assets                         June 30, 1995    March 31, 1995
                  ------                         -------------    --------------

Cash and cash equivalents ........................  $    248,111   $    366,977
Receivables:
    Mortgage loans and church bonds:
      Earning ....................................    22,018,468     25,676,746
      Nonearning .................................     3,365,726      3,405,793
    Interim construction loans ...................    11,239,732     10,148,958
    Less: Allowance for possible credit losses ...      (661,165)      (645,049)
                                                    ------------   ------------
                                                      35,962,761     38,586,448
    Accrued interest receivable ..................       396,956        339,633
    Notes receivable .............................       564,856        481,878
    Other receivables ............................         1,390          2,576
                                                    ------------   ------------
                  Total receivables ..............    36,925,963     39,410,535

Property and equipment, net of accumulated
    depreciation of $417,625 and $413,707
    at June 30, 1995 and March 31, 1995,
    respectively .................................       240,717        244,635
Property held for investment .....................        83,714         83,714
Unamortized debt expense, net and other assets ...        57,572         65,400
                                                    ------------   ------------
                                                    $ 37,556,077   $ 40,171,261
                                                    ============   ============
      Liabilities and Shareholders' Equity
      ------------------------------------
Liabilities:
    Notes payable and line of credit:
      Related party ..............................  $    520,275   $    706,577
      Other ......................................     9,044,765     11,032,781
                                                    ------------   ------------
                                                       9,565,040     11,739,358
    Secured savings certificates:
      Related party ..............................       565,375        665,375
      Other ......................................     5,679,856      6,118,356
                                                    ------------   ------------
                                                       6,245,231      6,783,731
    Accrued interest payable .....................       166,270         94,423
    Federal income taxes payable .................         2,237          5,010
    Other ........................................       259,892        314,771
                                                    ------------   ------------
                                                      16,238,670     18,937,293
Shareholders' equity:
    Shares of beneficial interest, no par value;
     authorized shares unlimited, 7,007,402
     shares issued and outstanding ...............    20,623,866     20,623,866
    Undistributed net income .....................       693,541        610,102
                                                    ------------   ------------
                  Total shareholders' equity .....    21,317,407     21,233,968
                                                    ------------   ------------
                                                    $ 37,556,077   $ 40,171,261
                                                    ============   ============
See accompanying notes to the condensed financial statements.

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)

                   Condensed Statements of Income (Unaudited)

                Three-month periods ended June 30, 1995 and 1994


                                                               Three-month
                                                          periods ended June 30,
                                                            1995        1994
                                                         ----------  -----------

Interest income and fees:
     Interest and fees on mortgage loans,
       church bonds and interim construction
       loans .........................................   $1,173,753   $1,089,112
     Interest on temporary investments ...............        9,732        3,128
                                                         ----------   ----------

                  Total interest income and fees .....    1,183,485    1,092,240
                                                         ----------   ----------

Debt expense:
     Interest ........................................      330,648      294,821
     Amortization of:
       Registration costs ............................         --          5,450
       Commissions paid to brokers ...................       11,996       14,752

                  Total debt expense .................      342,644      315,023
                                                         ----------   ----------

                  Net interest income ................      840,841      777,217

Provision for possible credit losses .................       17,500        7,500
                                                         ----------   ----------

                  Net interest income less
                   provision for possible credit
                   losses ............................      823,341      769,717

Other income .........................................        2,808        2,869

Other operating expenses:
     General and administrative ......................      171,854      139,549
     Board of Trust Managers' fees ...................       10,263        9,134
                                                         ----------   ----------

                  Total other operating expenses .....      182,117      148,683
                                                         ----------   ----------

Net income ...........................................   $  644,032   $  623,903
                                                         ==========   ==========

Weighted average number of shares outstanding ........    7,007,402    7,007,402
                                                         ==========   ==========

Net income per share .................................   $      .09          .09
                                                         ==========   ==========

Dividends per share ..................................   $      .08          .09
                                                         ==========   ==========

See accompanying notes to condensed financial statements.

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)
                 Condensed Statements of Cash Flows (Unaudited)
                Three-month periods ended June 30, 1995 and 1994

                                                               Three-month
                                                          periods ended June 30,
                                                            1995        1994
                                                         ----------  -----------
Cash Flows from Operating Activities:
     Net income ....................................  $   644,032   $   623,903
     Adjustments to reconcile net income to
       net cash provided by operating activities:
         Depreciation ..............................        3,918         3,918
         Amortization of debt expense ..............       11,996        20,202
         Amortization of loan discounts ............      (77,811)     (119,091)
         Provision for possible credit losses ......       17,500         7,500
         Changes in:
           Accrued interest receivable .............      (57,323)      (23,556)
           Accrued interest payable ................       71,847        47,391
           Federal income taxes payable ............       (2,773)       (5,799)
           Other liabilities .......................      (54,879)      163,605
           Other, net ..............................        3,208         4,214
                                                      -----------   -----------
                  Net cash provided by
                   operating activities ............      559,715       722,287
                                                      -----------   -----------
Cash Flows from Investing Activities:
     Investment in mortgage and interim
       construction loans and church bonds .........   (2,192,137)   (6,344,000)
     Payments received on mortgage and
       interim construction loans and
       church bonds ................................    4,877,520     3,142,360
     Investments in notes receivable ...............     (163,611)      (18,946)
     Payments received on notes receivable .........       80,633        71,310
                                                      -----------   -----------
                  Net cash provided (used)
                    by investing activities ........    2,602,405    (3,149,276)
                                                      -----------   -----------
Cash Flows from Financing Activities:
     Sale of secured savings certificates ..........         --       4,240,951
     Borrowings on notes payable ...................    2,663,939     5,324,226
     Principal payments on:
       Secured savings certificates ................     (538,500)   (2,146,200)
       Notes payable ...............................   (4,838,257)   (3,324,144)
     Registration costs of secured savings
       certificates ................................       (7,575)       (5,450)
     Commissions paid to broker on issuance
       of secured savings certificates .............         --         (63,037)
     Cash dividends ................................     (560,593)     (630,667)
                  Net cash provided (used)
                    by financing activities ........   (3,280,986)    3,395,679
                                                      -----------   -----------
                  Increase (decrease) in
                    cash and cash equivalents ......     (118,866)      968,690
Cash and cash equivalents at beginning of period ...      366,977       429,431
                                                      -----------   -----------
Cash and cash equivalents at end of period .........  $   248,111   $ 1,398,121
                                                      ===========   ===========
Supplemental disclosure of cash flow information:
     Cash paid during the period for interest ......  $   258,801   $   247,430
                                                      ===========   ===========

See accompanying notes to condensed financial statements.

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)
              Notes to Condensed Financial Statements (Unaudited)


(1)    General

       See Note 1 of Notes to Financial Statements in the Trust's Annual Report on Form 10-KSB405 for a summary of the Trust's significant accounting policies.

       The unaudited condensed financial statements included herein were prepared from the books of the Trust in accordance with generally accepted accounting principles and reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Trust's Annual Report to Shareholders. The current interim period reported herein is included in the fiscal year subject to independent audit at the end of that year and is not necessarily an indication of the expected results for the fiscal year.

(2)    Weighted Average Interest Rates

       Weighted average interest rates and net interest rate margins at June 30, 1995, and March 31, 1995, were as follows:

                                   Mortgage loan and       Total    Net interest
                                 church bond portfolio indebtedness  rate margin
                                 --------------------- ------------ ------------
June 30, 1995 ....................       10.94             8.02         2.92
March 31, 1995 ...................       11.27             7.95         3.32

(3)    Contractual Maturities

       Scheduled principal payments on mortgage loans, church bonds and interim loans and indebtedness (including secured savings certificates and notes payable) outstanding at June 30, 1995, for the five twelve-month periods subsequent to June 30, 1995, follow:

          Twelve-month period         Mortgage loans, church bonds
            ending June 30,                and interim loans        Indebtedness
            ---------------                -----------------        ------------
                 1996                        $16,660,097              11,873,894
                 1997                          2,306,693               3,661,377
                 1998                          2,118,060                 275,000
                 1999                          1,850,375                   --
                 2000                          1,373,228                   --
                                             ===========             ===========

(4)    Mortgage Loans, Church Bonds and Interim Construction Loans

       Mortgage loans, church bonds and interim construction loans on which the accrual of interest had been discontinued amounted to $3,365,726 and $3,405,793 at June 30, 1995 and March 31, 1995, respectively. If interest on these mortgage loans, church bonds and interim construction loans had been accrued as earned, interest and fees on loans in the accompanying condensed statements of income would have been increased by approximately $92,276 and $43,608 for the three-month periods ended June 30, 1995 and 1994, respectively.

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)
              Notes to Condensed Financial Statements (Unaudited)


       Nonearning assets include one interim construction loan which had a principal balance of $1,520,977 at June 30, 1995. The loan became delinquent during the latter part of 1994 and was placed on nonaccrual status and all accrued interest was written-off. The loan is collateralized by a church building and management believes that the potential loss, if any, is adequately provided in the allowance for possible credit losses at June 30, 1995. Management initiated proceedings to foreclose the collateral securing such loan and during July 1995, a temporary forbearance agreement and financial control agreement was reached in which, among other things, the borrower has agreed to pay the Trust $5,000 per week. If the terms are not complied with, the Trust will continue with foreclosure proceedings.

(5)    Secured Savings Certificates

       Secured Savings Certificates (Certificates) are issued in amounts of $1,000 or more and have single maturity dates from 30 days to 10 years from date of issue. With respect to an individual certificate, interest rate and frequency of payment of interest (either monthly, quarterly, semiannually, annually or at maturity) are fixed at the time of issuance of the Certificate. Effective July 18, 1994, the Trust decided not to register and was not able to sell additional Certificates after that date. However, during April 1995, the Board of Trust Managers decided to register $20,000,000 of Certificates on Form SB-2. As of August 14, 1995, such registration was not yet effective.

       Certificates are secured under the terms of an indenture that requires, among other things, the pledge of mortgage notes receivable with total unpaid principal amounts not less than 125% (100% for Certificates sold in 1995) of the aggregate principal amount of Certificates outstanding. Due to the fluctuations in the amount of sales of Certificates as well as in the repayment of notes pledged to secure the Certificates, the Trust has on occasion failed to maintain the required ratio of pledged notes to outstanding Certificates for a short period of time until the deficiency could be corrected. The indenture trustee has been aware of these temporary technical defaults and has not declared a default under the Indenture. At June 30, 1995, the Trust was in compliance with the requirement.

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)



Item 2. Management's Discussion and Analysis or Plan of Operation

Results of Operations - Three-Month Period Ended June 30, 1995 as Compared to the Three-Month Period Ended June 30, 1994:

                                    Revenues

The Trust's revenues are derived from interest income earned on mortgage loans as well as, to a lesser degree, interest earned on church bonds and short-term investments. The increase in the Trust's revenues of $91,245 for the three-month period ended June 30, 1995, as compared to the corresponding period in 1994 is primarily due to an increase in the amount of income recognized from the early pay-off of certain loans and an increase in the average rate of return of the mortgage loan and church bond portfolio from 10.02% at June 30, 1994, to 11.27% at June 30, 1995. The increase was partially offset by a decrease in the average total amount of mortgage loans, church bonds, and interim construction loans outstanding during the period ended June 30, 1995.


                                Interest Expense

The most significant expense item is interest expense which comprised the majority of total operating expense for each of the three-month periods ended June 30, 1995 and 1994. The increase of $35,827 in interest expense resulted from an increase in the weighted average interest rate on all indebtedness from 6.88% at June 30, 1994, to 7.95% at June 30, 1995. This increase was partially offset by a decrease in the average total amount of indebtedness outstanding during the three-month period ended June 30, 1995.


                               Nonearning Assets

Nonearning assets include one interim construction loan which had a principal balance of $1,520,977 at June 30, 1995. The loan became delinquent during the latter part of 1994 and was placed on nonaccrual status and all accrued interest was written-off. The loan is collateralized by a church building and management believes that the potential loss, if any, is adequately provided in the allowance for possible credit losses at June 30, 1995. Management initiated proceedings to foreclose the collateral security such loan and during July 1995, a temporary forbearance agreement and financial control agreement was reach in which, among other things, the borrower has agreed to pay the Trust $5,000 per week. If the terms are not complied with, the Trust will continue with foreclosure proceedings.

                                   Liquidity

Due to the cost of registration and of sales of Secured Savings Certificates (Certificates), the cost of these funds are normally higher than the cost of borrowing from bank sources or master notes. Therefore, the Trust decided not to register additional Certificates and the Trust is not able to sell these Certificates after July 18, 1994, and, therefore, did not have available this source of funds to meet its liquidity needs. However, during April 1995, the Board of Trust Managers decided to register on Form SB-2 $20,000,000 of Certificates. As of August 14, 1995, such registration was not yet effective.

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)


                           PART II. OTHER INFORMATION




Item 6. Exhibits and Reports on Form 8-K:

(a)    Exhibits:  None.

(b) Reports on Form 8-K: The Trust filed a Form 8-K and Form 8-K/A on June 14, 1995 and June 28, 1995, respectively, to report a change in accountants.

                        CHURCH LOANS & INVESTMENTS TRUST




                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                CHURCH LOANS & INVESTMENTS TRUST



DATE: _____________________________             BY:_____________________________
                                                   B.R. McMorries,
                                                   Chairman of the Board of
                                                   Trust Managers


DATE: _____________________________             BY:_____________________________
                                                   Kelly Archer
                                                   Chief Financial Officer