Form 10QSB
period 1995-09-30
CHURCH LOANS & INVESTMENTS TRUST
filed 1995-11-07
CIK 20199

================================================

                    U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   ----------

                                  FORM 10-QSB

                     [x] QUARTERLY REPORT UNDER SECTION 13
                      OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                For the quarterly period ended September 30, 1995

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

                               Yes [ X ] No [ _ ]


     As of September 30, 1995, 7,007,402 shares of the Registrant's shares of beneficial interest were outstanding.

     Transitional Small Business Disclosure Format (check one)

                               Yes [ _ ] No [ X ]

                        CHURCH LOANS & INVESTMENTS TRUST



                                     INDEX


                                                                     Page
                                                                     ----
        Part I.

             Item 1:  Financial Information:

                      Condensed Balance Sheets at September 30, 1995
                          and March 31, 1995 .......................   1

                      Condensed Statements of Income for the
                          three-month periods ended September 30, 1995
                          and 1994 .................................   2

                      Condensed Statements of Cash Flows
                          for the six-month periods ended
                          September 30, 1995 and 1994 ..............   3

                      Notes to Condensed Financial Statements .....    4

             Item 2:  Management's Discussion and Analysis or
                       Plan of Operation ..........................    6


        Part II.  Other Information ...............................    7

                     Signatures ...................................    8

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)
                          PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
                      Condensed Balance Sheets (Unaudited)
                      September 30, 1995 and March 31, 1995

                  Assets                    September 30, 1995    March 31, 1995
                  ------                    ------------------    --------------
Cash and cash equivalents ......................   $    811,758    $    366,977
Receivables:
    Mortgage loans and church bonds:
      Earning ..................................     21,564,273      25,676,746
      Nonearning ...............................      3,197,942       3,405,793
    Interim construction loans .................      8,676,411      10,148,958
    Less: Allowance for possible credit losses .       (683,665)       (645,049)
                                                   ------------    ------------
                                                     32,754,961      38,586,448
                                                   ------------    ------------
    Accrued interest receivable ................        272,801         339,633
    Notes receivable ...........................        548,886         481,878
    Other receivables ..........................          4,439           2,576
                                                   ------------    ------------
                  Total receivables ............     33,581,087      39,410,535

Property and equipment, net of accumulated
    depreciation of $421,543 and $413,707
    at September 30, 1995 and March 31, 1995,
    respectively ...............................        236,799         244,635
Property held for investment ...................         83,714          83,714
Unamortized debt expense, net and other assets .         88,794          65,400
                                                   ------------    ------------
                                                   $ 34,802,152    $ 40,171,261
                                                   ============    ============
      Liabilities and Shareholders' Equity
      ------------------------------------
Liabilities:
    Notes payable and line of credit:
      Related party ............................   $    842,257    $    706,577
      Other ....................................      5,568,866      11,032,781
                                                   ------------    ------------
                                                      6,411,123      11,739,358
                                                   ------------    ------------
    Secured savings certificates:
      Related party ............................        565,375         665,375
      Other ....................................      5,616,856       6,118,356
                                                   ------------    ------------
                                                      6,182,231       6,783,731
    Accrued interest payable ...................         50,761          94,423
    Federal income taxes payable ...............           --             5,010
    Other ......................................        243,995         314,771
                                                   ------------    ------------
                                                     12,888,110      18,937,293
Shareholders' equity:
    Shares of beneficial interest, no par value;
     authorized shares unlimited, 7,007,402
     shares issued and outstanding .............     20,623,866      20,623,866
    Undistributed net income ...................      1,290,176         610,102
                                                   ------------    ------------
                  Total shareholders' equity ...     21,914,042      21,233,968
                                                   ------------    ------------
                                                   $ 34,802,152    $ 40,171,261
                                                   ============    ============

See accompanying notes to the condensed financial statements.

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)
                   Condensed Statements of Income (Unaudited)
                     Three-month and six-month periods ended
                           September 30, 1995 and 1994

                                         Three-month periods ended   Six-month periods ended
                                                September 30,              September 30,
                                              1995         1994         1995         1994
                                              ----         ----         ----         ----
Interest income and fees:
    Interest and fees on mortgage
      loans, church bonds, and
      interim construction loans .......   $1,025,611    1,125,182    2,199,364    2,214,294
    Interest on temporary
       investments .....................        9,136        7,449       18,868       10,577
                                           ----------   ----------   ----------   ----------
          Total interest income
              and fees .................    1,034,747    1,132,631    2,218,232    2,224,871
                                           ----------   ----------   ----------   ----------
Debt expense:
    Interest ...........................      292,209      343,705      622,858      638,526
    Amortization of:
       Registration cost ...............         --          3,800         --          9,250
       Commissions paid to brokers .....       11,846       19,745       23,841       34,497
                                           ----------   ----------   ----------   ----------
          Total debt expense ...........      304,055      367,250      646,699      682,273
                                           ----------   ----------   ----------   ----------
          Net interest income ..........      730,692      765,381    1,571,533    1,542,598
    Provision for possible
      credit  losses ...................       22,500        7,500       40,000       15,000
                                           ----------   ----------   ----------   ----------
          Net interest income
            less provision for
            possible credit losses .....      708,192      757,881    1,531,533    1,527,598
Other income ...........................        3,092        3,119        5,900        5,988
Other operating expenses:
    General and administrative .........      104,855      112,608      276,708      252,157
    Board of Trust Managers' fees ......        9,794       10,736       20,058       19,870
                                           ----------   ----------   ----------   ----------
          Total other operating expenses      114,649      123,344      296,766      272,027
                                           ----------   ----------   ----------   ----------
          Net income ...................   $  596,635      637,656    1,240,667    1,261,559
                                           ==========   ==========   ==========   ==========
Weighted average number of
    shares outstanding .................    7,007,402    7,007,402    7,007,402    7,007,402
                                           ==========   ==========   ==========   ==========

Net income per share ...................   $      .09          .09          .18          .18
                                           ==========   ==========   ==========   ==========

Dividends declared per share ...........   $     --           --            .08          .09
                                           ==========   ==========   ==========   ==========


See accompanying notes to condensed financial statements.

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)
                 Condensed Statements of Cash Flows (Unaudited)
               Six-month periods ended September 30, 1995 and 1994

                                                          Six-month periods
                                                          ended September 30,
                                                          1995           1994
                                                          ----           ----
Cash Flows from Operating Activities:
    Net income ..................................   $  1,240,667       1,261,559
    Adjustments to reconcile net income to
      net cash provided by operating activities:
          Depreciation ..........................          7,836           7,836
          Amortization of debt expense ..........         23,841          43,747
          Amortization of loan discounts ........       (184,049)      (156,275)
          Provision for possible credit losses ..         40,000          15,000
          Changes in:
              Accrued interest receivable .......         66,832        (40,612)
              Accrued interest payable ..........        (43,662)         20,015
              Federal income taxes payable ......         (5,010)        (5,799)
              Other liabilities .................        (70,776)        188,164
          Other, net ............................         (6,356)       (48,700)
                                                    ------------    ------------
                  Net cash provided by
                   operating activities .........      1,069,323       1,284,935
                                                    ------------    ------------
Cash Flows from Investing Activities:
    Investment in mortgage and interim
       construction loans and church bonds ......     (5,624,870)    (9,925,934)
    Payments received on mortgage and
      interim construction loans and
      church bonds ..............................     11,601,790       7,088,747
    Advances of notes receivable ................       (218,736)       (57,646)
    Payments received on notes receivable .......        151,728         139,981
                                                    ------------    ------------
                  Net cash provided (used)
                    by investing activities .....      5,909,912     (2,754,852)
                                                    ------------    ------------
Cash Flows from Financing Activities:
    Net proceeds from bank overdraft ............           --           296,450
    Sale of secured savings certificates ........           --         5,239,232
    Borrowings on notes payable .................      5,838,898       6,370,021
    Principal payments on:
       Secured savings certificates .............       (601,500)    (3,104,120)
       Notes payable ............................    (11,167,133)    (7,043,110)
    Registration costs of secured savings
       certificates .............................        (44,126)        (8,290)
    Commissions paid to broker on issuance
       of secured savings certificates ..........           --          (79,030)
    Cash dividends paid .........................       (560,593)      (630,667)
                  Net cash provided (used)
                    by financing activities .....     (6,534,454)      1,040,486
                                                    ------------    ------------
                  Increase (decrease) in
                    cash and cash equivalents ...        444,781       (429,431)
Cash and cash equivalents at beginning of period         366,977         429,431
                                                    ------------    ------------
Cash and cash equivalents at end of period ......   $    811,758          --
                                                    ============    ============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest ....   $    666,520         618,511
                                                    ============    ============
See accompanying notes to condensed financial statements.

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

(2)    WEIGHTED AVERAGE INTEREST RATES

       Weighted average interest rates and net interest rate margins at September 30, 1995, and March 31, 1995, were as follows:
                                   Mortgage loan and       Total    Net interest
                                 church bond portfolio indebtedness  rate margin
                                 --------------------- ------------ ------------
          September 30, 1995 ........    11.20             7.53          3.67
          March 31, 1995 ............    10.94             8.02          2.92

(3)    CONTRACTUAL MATURITIES

       Scheduled principal payments on mortgage loans, church bonds and interim loans and indebtedness (including secured savings certificates and notes payable) outstanding at September 30, 1995, for the five twelve-month periods subsequent to September 30, 1995, follow:
            Twelve-month period      Mortgage loans, church bonds
            ending September 30,          and interim loans         Indebtedness
            --------------------         ------------------         ------------
                   1996 .............        $13,518,469               9,217,477
                   1997 .............          2,249,289               3,375,876
                   1998 .............          2,064,762                 --
                   1999 .............          1,700,295                 --
                   2000 .............          1,357,550                 --
                                             ===========             ===========

(4)    MORTGAGE LOANS, CHURCH BONDS AND INTERIM CONSTRUCTION LOANS

       Mortgage loans, church bonds and interim construction loans on which the accrual of interest had been discontinued amounted to $3,197,942 and $3,405,793 at September 30, 1995 and March 31, 1995, respectively. If interest on these mortgage loans, church bonds and interim construction loans had been accrued as earned, interest and fees on loans in the accompanying condensed statements of income would have been increased by approximately $175,000 and $85,000 for the six-month periods ended September 30, 1995 and 1994, respectively.

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)
               Notes to Condensed Financial Statements (Unaudited)


       Nonearning assets include one interim construction loan which had a principal balance of $1,465,977 at September 30, 1995. The loan became delinquent during the latter part of 1994 and was placed on nonaccrual status and all accrued interest was written-off. The loan is collateralized by a church building and management believes that the potential loss, if any, is adequately provided in the allowance for possible credit losses at September 30, 1995. Management initiated proceedings to foreclose the collateral securing such loan and during July 1995, a temporary forbearance agreement and financial control agreement was reached in which, among other things, the borrower has agreed to pay the Trust $5,000 per week. The borrower had generally complied with the terms of the agreement through September 30, 1995. If the terms are not substantially complied with, the Trust will continue with foreclosure proceedings.

(5)    SECURED SAVINGS CERTIFICATES

       Secured Savings Certificates (Certificates) are issued in amounts of $1,000 or more and have single maturity dates from 30 days to 10 years from date of issue. With respect to an individual certificate, interest rate and frequency of payment of interest (either monthly, quarterly, semiannually, annually or at maturity) are fixed at the time of issuance of the Certificate. Effective July 18, 1994, the Trust decided not to register and was not able to sell additional Certificates after that date. However, during April 1995, the Board of Trust Managers decided to register $20,000,000 of Certificates on Form SB-2. As of September 30, 1995, such registration was effective, but no certificates had been issued.

       Certificates are secured under the terms of an indenture that requires, among other things, the pledge of mortgage notes receivable with total unpaid principal amounts not less than 125% (100% for Certificates sold in 1995) of the aggregate principal amount of Certificates outstanding. Due to the fluctuations in the amount of sales of Certificates as well as in the repayment of notes pledged to secure the Certificates, the Trust has on occasion failed to maintain the required ratio of pledged notes to outstanding Certificates for a short period of time until the deficiency could be corrected. The indenture trustee has been aware of these temporary technical defaults and has not declared a default under the Indenture. At September 30, 1995, the Trust was in compliance with the requirement.

(6)    LINE OF CREDIT PAYABLE TO THE BANK

       The Trust's $10,000,000 line of credit that expired on September 1, 1995, has been renewed for a period of one year.

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)


Item 2. Management's Discussion and Analysis or Plan of Operation

Results of Operations - Three-Month and Six-Month Periods Ended September 30, 1995 as Compared to the Three-Month and Six-Month Periods Ended September 30, 1994:

                                    REVENUES

The Trust's revenues are derived from interest income earned on mortgage loans as well as, to a lesser degree, interest earned on church bonds and short-term investments. The decrease in the Trust's revenues of $99,572 for the three-month period ended September 30, 1995, as compared to the corresponding period in 1994 is primarily due to an increase of $6,189,294 in the total amount of mortgage loans, church bonds and interim construction loans outstanding from $39,627,920 at September 30, 1994 to $33,438,626 at September 30, 1995. The decrease in the Trust's revenues of $14,930 for the six month period ended September 30, 1995, as compared to the corresponding period in 1994 is primarily due to a decrease in the average total amount of mortgage loans and church bonds outstanding during the six-month period ended September 30, 1995, and which more than offset an increase in the weighted averaged rates on loans. The weighted average rate on mortgage loans, church bonds and interim loans at September 30, 1995 and 1994 was 11.2% and 9.85%, respectively.

                                INTEREST EXPENSE

The most significant expense item is interest expense which comprised the majority of total operating expense for each of the three-month and six-month periods ended September 30, 1995 and 1994. Interest expense decreased by $51,496 for the three-month ended September 30, 1995, as compared to the corresponding period in 1994, primarily due to decreases in average debt balances. The decrease in interest expense of $15,668 for the six-month period ended September 30, 1995 as compared to the corresponding period in 1994 is due to a decrease in the average total amount of indebtedness outstanding during the six-month period ended September 30, 1995, which was offset to some extent by an increase in the weighted average interest rate. The weighted average interest rate on all indebtedness was 7.06% at September 30, 1994 as compared to 7.53% at September 30, 1995.

                                NONEARNING ASSETS

Nonearning assets include one interim construction loan which had a principal balance of $1,465,977 at September 30, 1995. The loan became delinquent during the latter part of 1994 and was placed on nonaccrual status and all accrued interest was written-off. The loan is collateralized by a church building and management believes that the potential loss, if any, is adequately provided in the allowance for possible credit losses at September 30, 1995. Management initiated proceedings to foreclose the collateral security such loan and during July 1995, a temporary forbearance agreement and financial control agreement was reached in which, among other things, the borrower has agreed to pay the Trust $5,000 per week. The borrower had generally complied with the terms of the agreement through September 30, 1995. If the terms are not substantially complied with, the Trust will continue with foreclosure proceedings.

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)



                                    LIQUIDITY

Due to the cost of registration and of sales of Secured Savings Certificates (Certificates), the cost of these funds are normally higher than the cost of borrowing from bank sources or master notes. Therefore, the Trust decided not to register additional Certificates and the Trust was not able to sell these Certificates after July 18, 1994, and, therefore, did not have available this source of funds to meet its liquidity needs. However, during April 1995, the Board of Trust Managers decided to register on Form SB-2 $20,000,000 of Certificates. As of September 30, 1995, such registration was effective, but no Certificates had been issued.

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)


                           PART II. OTHER INFORMATION




Item 4. Submission of Matters to a Vote of Security Holders:

The annual meeting of shareholders of the Trust was held on July 21, 1995. At such meeting, each of the individuals named below was elected to the Board of Trust Managers of the Trust to serve until the next annual meeting of the shareholders of the Trust:

                                                           Number of shares
                                                        For              Against
                                                     ---------           ------
Dr. Everett Blanton ........................         3,811,598            33,453
Larry Brown ................................         3,811,342            33,709
Robert E. Martin ...........................         3,811,900            33,151
Bill R. McMorries ..........................         3,811,900            33,151
Steve Rogers ...............................         3,811,598            33,453
Dr. Foy W. Shackleford .....................         3,811,900            33,151
Jack R. Vincent ............................         3,811,900            33,151


Additionally, shareholders voted to ratify Clifton, Gunderson & Co. as auditors for the year ending March 31, 1996 as follows:

        For .................................................     3,761,410
        Against .............................................         9,914
        Abstain .............................................        73,727

Item 6. Exhibits and Reports on Form 8-K:

(a)    Exhibits:  None.

(b)    Reports on Form 8-K:  None

                        CHURCH LOANS & INVESTMENTS TRUST




                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                CHURCH LOANS & INVESTMENTS TRUST



DATE: November 2, 1995                          BY:/s/ B.R. McMorries
                                                   -----------------------------
                                                   B.R. McMorries,
                                                   Chairman of the Board of
                                                   Trust Managers


DATE: November 2, 1995                          BY:/s/ Kelly Archer
                                                   -----------------------------
                                                   Kelly Archer
                                                   Chief Financial Officer