Form 10QSB
period 1995-12-31
CHURCH LOANS & INVESTMENTS TRUST
filed 1996-02-06
CIK 20199

================================================

                    U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   ----------

                                  FORM 10-QSB

                     [x] QUARTERLY REPORT UNDER SECTION 13
                      OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                For the quarterly period ended December 31, 1995

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

                               Yes [ X ] No [ _ ]


     As of December 31, 1995, 7,007,402 shares of the Registrant's shares of beneficial interest were outstanding.

     Transitional Small Business Disclosure Format (check one)

                               Yes [ _ ] No [ X ]

                        CHURCH LOANS & INVESTMENTS TRUST



                                     INDEX


                                                                     Page
                                                                     ----
        Part I.

             Item 1:  Financial Information:

                      Condensed Balance Sheets at December 31, 1995
                          and March 31, 1995 .......................   1

                      Condensed Statements of Income for the
                          three-month periods ended December 31, 1995
                          and 1994 .................................   2

                      Condensed Statements of Cash Flows
                          for the nine-month periods ended
                          December 31, 1995 and 1994 ...............   3

                      Notes to Condensed Financial Statements .....    4

             Item 2:  Management's Discussion and Analysis or
                       Plan of Operation ..........................    6


        Part II.  Other Information ...............................    7

        Signatures ................................................    8

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)
                          PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
                      Condensed Balance Sheets (Unaudited)
                      December 31, 1995 and March 31, 1995

                  ASSETS                     DECEMBER 31, 1995    MARCH 31, 1995
                  ------                     -----------------    --------------

Cash and cash equivalents ......................   $    796,570    $    366,977

Receivables:

    Mortgage loans and church bonds -
     earning ...................................     21,714,720      25,676,746
    Interim construction loans - earning .......     10,225,599      10,148,958
    Nonearning mortgage loans, church bonds
     and interim construction loans ............      2,885,189       3,405,793
    Less: Allowance for possible credit losses .       (706,165)       (645,049)
                                                   ------------    ------------
                                                     34,119,343      38,586,448
                                                   ------------    ------------
    Accrued interest receivable ................        319,959         339,633
    Notes receivable ...........................        559,722         481,878
    Other receivables ..........................            482           2,576
                                                   ------------    ------------
                  Total receivables ............     34,999,506      39,410,535

Property and equipment, net of accumulated
    depreciation of $425,461 and $413,707
    at December 31, 1995 and March 31, 1995,
    respectively ...............................        232,881         244,635
Property held for investment ...................         83,714          83,714
Unamortized debt expense, net and other assets .        104,448          65,400
                                                   ------------    ------------
                                                   $ 36,217,119    $ 40,171,261
                                                   ============    ============
      LIABILITIES AND SHAREHOLDERS' EQUITY
      ------------------------------------
Liabilities:
    Notes payable and line of credit:
      Related party ............................   $  1,044,997    $    706,577
      Other ....................................      5,174,955      11,032,781
                                                   ------------    ------------
                                                      6,219,952      11,739,358
                                                   ------------    ------------
    Secured savings certificates:
      Related party ............................        485,692         665,375
      Other ....................................      6,501,709       6,118,356
                                                   ------------    ------------
                                                      6,987,401       6,783,731

    Dividends payable ..........................      1,681,776            --
    Accrued interest payable ...................         64,583          94,423
    Federal income taxes payable ...............           --             5,010
    Other ......................................        443,303         314,771
                                                   ------------    ------------
                                                     15,397,015      18,937,293
Shareholders' equity:
    Shares of beneficial interest, no par value;
     authorized shares unlimited, 7,007,402
     shares issued and outstanding .............     20,623,866      20,623,866
    Undistributed net income ...................        196,238         610,102
                                                   ------------    ------------
                  Total shareholders' equity ...     20,820,104      21,233,968
                                                   ------------    ------------
                                                   $ 36,217,119    $ 40,171,261
                                                   ============    ============

See accompanying notes to the condensed financial statements.

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)
                   Condensed Statements of Income (Unaudited)
                    Three-month and nine-month periods ended
                           December 31, 1995 and 1994

                                         Three-month periods ended   Nine-month periods ended
                                                December 31,                December 31,
                                              1995         1994         1995         1994
                                              ----         ----         ----         ----
Interest income and fees:
    Interest and fees on mortgage
      loans, church bonds, and
      interim construction loans .......   $  974,030    1,086,364    3,173,394    3,300,658
    Interest on temporary
       investments .....................        9,763        2,964       28,631       13,541
                                           ----------   ----------   ----------   ----------
          Total interest income
              and fees .................      983,793    1,089,328    3,202,025    3,314,199
                                           ----------   ----------   ----------   ----------
Debt expense:
    Interest ...........................      237,881      340,676      860,739      979,202
    Amortization of:
       Registration cost ...............       10,541         --         10,541        9,250
       Commissions paid to brokers .....       12,600       17,169       36,441       51,666
                                           ----------   ----------   ----------   ----------
          Total debt expense ...........      261,022      357,845      907,721    1,040,118
                                           ----------   ----------   ----------   ----------
          Net interest income ..........      722,771      731,483    2,294,304    2,274,081
    Provision for possible
      credit losses ....................       22,500        7,500       62,500       22,500
                                           ----------   ----------   ----------   ----------
          Net interest income
            less provision for
            possible credit losses .....      700,271      723,983    2,231,804    2,251,581
Other income ...........................        2,950        3,265        8,850        9,253
Other operating expenses:
    General and administrative .........      105,259      127,579      381,967      379,736
    Board of Trust Managers' fees ......       10,124        9,298       30,182       29,168
                                           ----------   ----------   ----------   ----------
          Total other operating expenses      115,383      136,877      412,149      408,904
                                           ----------   ----------   ----------   ----------
          Net income ...................   $  587,838      590,371    1,828,505    1,851,930
                                           ==========   ==========   ==========   ==========
Weighted average number of
    shares outstanding .................    7,007,402    7,007,402    7,007,402    7,007,402
                                           ==========   ==========   ==========   ==========

Net income per share ...................   $      .08          .08          .26          .26
                                           ==========   ==========   ==========   ==========

Dividends declared per share ...........   $      .24          .25          .32          .34
                                           ==========   ==========   ==========   ==========

See accompanying notes to condensed financial statements.

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)
                 Condensed Statements of Cash Flows (Unaudited)
               Nine-month periods ended December 31, 1995 and 1994
                                                         Nine-month periods
                                                         ended December 31,
                                                         1995           1994
                                                         ----           ----
Cash Flows from Operating Activities:

    Net income ..................................   $  1,828,505      1,851,930
    Adjustments to reconcile net income to
      net cash provided by operating activities:
          Depreciation ..........................         11,754         11,754
          Amortization of debt expense ..........         46,982         60,916
          Provision for possible credit losses ..         62,500         22,500
          Amortization of loan discounts ........       (249,171)      (193,518)
          Changes in:
              Accrued interest receivable .......         19,674        (22,321)
              Accrued interest payable ..........        (29,840)        81,377
              Federal income taxes payable ......         (5,010)        (5,799)
              Other liabilities .................        128,532        205,667
          Other, net ............................            372         17,415
                                                    ------------    -----------
                  Net cash provided by
                   operating activities .........      1,814,298      2,029,921
                                                    ------------    -----------
Cash Flows from Investing Activities:
    Investment in mortgage and interim
       construction loans and church bonds ......     (9,274,875)   (15,560,353)
    Payments received on mortgage and
       interim construction loans and
       church bonds .............................     13,930,036     11,197,780
    Advances of notes receivable ................       (307,611)      (109,621)
    Payments received on notes receivable .......        229,767        206,384
                                                    ------------    -----------
                  Net cash provided (used)
                    by investing activities .....      4,577,317     (4,265,810)
                                                    ------------    -----------
Cash Flows from Financing Activities:
    Net proceeds from bank overdraft ............           --           83,226
    Sale of secured savings certificates ........      3,100,744      5,239,232
    Borrowings on notes payable .................      8,038,227     10,269,447
    Principal payments on:
       Secured savings certificates .............     (2,897,074)    (5,353,882)
       Notes payable ............................    (13,557,633)    (7,713,578)
    Registration costs of secured savings
       certificates .............................        (44,126)        (8,290)
    Commissions paid to broker on issuance
       of secured savings certificates ..........        (41,567)       (79,030)
    Cash dividends paid .........................       (560,593)      (630,667)
                                                    ------------    -----------
                  Net cash provided (used)
                    by financing activities .....     (5,962,022)     1,806,458
                                                    ------------    -----------
                  Increase (decrease) in
                    cash  and cash equivalents ..        429,593       (429,431)
Cash and cash equivalents at beginning of period         366,977        429,431
                                                    ------------    -----------
Cash and cash equivalents at end of period ......   $    796,570           --
                                                    ============    ===========
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest ....   $    890,579        897,825
                                                    ============    ===========
See accompanying notes to condensed financial statements.

During December 1995, the Board of Trust Managers declared cash dividends of $1,681,776 ($.24 per share) payable in January 1996. During December 1994, the Board of Trust Managers declared cash dividends of $1,751,850 ($.25 per share) payable in January 1995.

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

(2)    WEIGHTED AVERAGE INTEREST RATES

       Weighted average interest rates and net interest rate margins at December 31, 1995, and March 31, 1995, were as follows:

                                   Mortgage loan and       Total    Net interest
                                 church bond portfolio indebtedness  rate margin
                                 --------------------- ------------ ------------
          December 31, 1995  ........    11.22             7.42          3.80
          March 31, 1995 ............    10.94             8.02          2.92

(3)    CONTRACTUAL MATURITIES

       Scheduled principal payments on mortgage loans, church bonds and interim loans and indebtedness (including secured savings certificates and notes payable) outstanding at December 31, 1995, for the five twelve-month periods subsequent to December 31, 1995, follow:

             Twelve-month period     Mortgage loans, church bonds
             ending December 31,          and interim loans         Indebtedness
             -------------------         ------------------         ------------
                 1996                        $13,785,531               8,574,080
                 1997                          1,955,679               3,512,948
                 1998                          1,817,368               1,120,325
                 1999                          1,427,419                   -
                 2000                          1,199,567                   -
                                             ===========              ==========

(4)    MORTGAGE LOANS, CHURCH BONDS AND INTERIM CONSTRUCTION LOANS

       Mortgage loans, church bonds and interim construction loans on which the accrual of interest had been discontinued amounted to $2,885,189 and $3,136,330 at December 31, 1995 and 1994, respectively. If interest on these mortgage loans, church bonds and interim construction loans had been accrued as earned, interest and fees on loans in the accompanying condensed statements of income would have been increased by approximately $235,000 and $134,000 for the nine-month periods ended December 31, 1995 and 1994, respectively.

                                      - 4

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)
               Notes to Condensed Financial Statements (Unaudited)

       Nonearning assets include one interim construction loan which had a principal balance of $1,400,977 at December 31, 1995. The loan became delinquent during the latter part of 1994 and was placed on nonaccrual status and all accrued interest was written-off. The loan is collateralized by a church building and management believes that the potential loss, if any, is adequately provided in the allowance for possible credit losses at December 31, 1995. Management initiated proceedings to foreclose the collateral securing such loan and during July 1995, a temporary forbearance agreement and financial control agreement was reached in which, among other things, the borrower has agreed to pay the Trust $5,000 per week. The borrower had generally complied with the terms of the agreement through December 31, 1995. If the terms are not substantially complied with, the Trust will continue with foreclosure proceedings.

(5)    SECURED SAVINGS CERTIFICATES

       Secured Savings Certificates (Certificates) are issued in amounts of $1,000 or more and have single maturity dates from 30 days to 10 years from date of issue. With respect to an individual certificate, interest rate and frequency of payment of interest (either monthly, quarterly, semiannually, annually or at maturity) are fixed at the time of issuance of the Certificate. Effective July 18, 1994, the Trust decided not to register and was not able to sell additional Certificates after that date. However, during April 1995, the Board of Trust Managers decided to register $20,000,000 of Certificates on Form SB-2 and as of December 31, 1995, such registration was effective and Certificates were being issued.

       Certificates are secured under the terms of an indenture that requires, among other things, the pledge of mortgage notes receivable with total unpaid principal amounts not less than 125% (100% for Certificates sold in 1995) of the aggregate principal amount of Certificates outstanding. Due to the fluctuations in the amount of sales of Certificates as well as in the repayment of notes pledged to secure the Certificates, the Trust has on occasion failed to maintain the required ratio of pledged notes to outstanding Certificates for a short period of time until the deficiency could be corrected. The indenture trustee has been aware of these temporary technical defaults and has not declared a default under the Indenture. At December 31, 1995, the Trust was in compliance with the requirement.

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)

Item 2. Management's Discussion and Analysis or Plan of Operation

Results of Operations - Three-Month and Nine-Month Periods Ended December 31, 1995 as Compared to the Three-Month and Nine-Month Periods Ended December 31, 1994:

                                    REVENUES

The Trust's revenues are derived from interest income earned on mortgage loans as well as, to a lesser degree, interest earned on church bonds and short-term investments. The decrease in the Trust's revenues of $105,535 and $112,174 for the three-month and nine-month periods ended December 31, 1995, as compared to the corresponding periods in 1994 is primarily due to a decrease in average mortgage loans, church bonds and interim construction loans. Loan balances decreased from $41,190,548 at December 31, 1994 to $34,825,508 at December 31, 1995. This more than offset an increase in the weighted averaged rates on loans. The weighted average rate on mortgage loans, church bonds and interim loans at December 31, 1995 and 1994 was 11.22% and 10.67%, respectively.

                                INTEREST EXPENSE

The most significant expense item is interest expense which comprised the majority of total operating expense for each of the three-month and nine-month periods ended December 31, 1995 and 1994. Interest expense decreased by $102,795 and $118,463 for the three-month and nine-month periods ended December 31, 1995, respectively, as compared to the corresponding period in 1994, primarily due to decreases in average debt balances. The weighted average interest rate on all indebtedness was 7.57% at December 31, 1994 as compared to 7.42% at December 31, 1995.

                                NONEARNING ASSETS

Nonearning assets include one interim construction loan which had a principal balance of $1,400,977 at December 31, 1995. The loan became delinquent during the latter part of 1994 and was placed on nonaccrual status and all accrued interest was written-off. The loan is collateralized by a church building and management believes that the potential loss, if any, is adequately provided in the allowance for possible credit losses at December 31, 1995. Management initiated proceedings to foreclose the collateral securing such loan and during July 1995, a temporary forbearance agreement and financial control agreement was reached in which, among other things, the borrower has agreed to pay the Trust $5,000 per week. The borrower had generally complied with the terms of the agreement through December 31, 1995. If the terms are not substantially complied with, the Trust will continue with foreclosure proceedings.

                                    LIQUIDITY

Due to the cost of registration and of sales of Secured Savings Certificates (Certificates), the cost of these funds are normally higher than the cost of borrowing from bank sources or master notes. Therefore, the Trust decided not to register additional Certificates and the Trust was not able to sell these Certificates after July 18, 1994, and, therefore, did not have available this source of funds to meet its liquidity needs. However, during April 1995, the Board of Trust Managers decided to register on Form SB-2 $20,000,000 of Certificates. As of December 31, 1995, such registration was effective and Certificates were being issued.

                        CHURCH LOANS & INVESTMENTS TRUST

                        (A Real Estate Investment Trust)

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K:

(a)    Exhibits:  None.

(b)    Reports on Form 8-K:  None filed during the current quarter

                        CHURCH LOANS & INVESTMENTS TRUST

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                CHURCH LOANS & INVESTMENTS TRUST



DATE: February 5, 1996                           BY:/s/ B.R. McMorries
                                                   -----------------------------
                                                   B.R. McMorries,
                                                   Chairman of the Board of
                                                   Trust Managers


DATE: February 5, 1996                          BY:/s/ Kelly Archer
                                                   -----------------------------
                                                   Kelly Archer
                                                   Chief Financial Officer