Form 10-K405/A
period 1996-03-31
CHURCH LOANS & INVESTMENTS TRUST
filed 1996-07-11
CIK 20199

================================================

                         FORM 10-KSB405/A AMENDMENT NO.1

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

      [ X ] AMENDMENT NO.1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended March 31, 1996

                [ _ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________to ________.

                            Commission File No. 08117

                            ------------------------

                        CHURCH LOANS & INVESTMENTS TRUST
                 (Name of small business issuer in its charter)

                    Texas                                   75-6030254
         -------------------------------                -------------------
         (State or other jurisdiction of                  (IRS Employer
         incorporation or organization)                 Identification No.)

              5305 I-40 West, Amarillo, Texas                  79106
         ----------------------------------------            ----------
         (Address of principal executive offices)            (Zip Code)

                                 (806) 358-3666
                           ---------------------------
                           (Issuer's telephone number)

         Securities registered pursuant to Section 12(b) of the Exchange
         Act:  None

         Securities registered pursuant to Section 12(g) of the Exchange
         Act:  Shares of Beneficial Interest

                            ------------------------

              Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  [ X ]          No [ _ ]

              Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference of part III of this Form 10-KSB or any amendment to this
         Form 10-KSB.   [ X ]

              Issuer's revenues for its most recent fiscal year: $4,207,176.

              The   aggregate   market   value  of  the  voting  stock  held  by
         non-affiliates of the registrant is $14,685,039.00 as of June 15, 1996.

              The number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1996 is 7,007,402 shares of beneficial interest.

                      Documents Incorporated by Reference:

              Portions of the Annual Report to Shareholders for the year ended March 31, 1995, are incorporated by reference into Parts II and III.

              Exhibits 3(a) and 3(b) included in Form S-11 under File No. 2-51235 are incorporated by reference into Part III.

                               TABLE OF CONTENTS
                       FORM 10-KSB/A ANNUAL REPORT - 1996
                        CHURCH LOANS & INVESTMENTS TRUST

                                                                      Page
                                                                      ----
        PART II

             Item 7:  Financial Statements ...................          4

             Item 8:  Changes in and Disagreements with
                       Accountants on Accounting and
                       Financial Disclosure ..................          4

         Item7: FINANCIAL STATEMENTS

         Financial Statements at March 31, 1996, and 1995 and for each of the years in the two-year period ended March 31, 1996, are incorporated by reference from Pages 13 through 26 of the 1996 Annual Report to Shareholders.

         The report of Clifton Gunderson P.L.L.C., independent certified public accountants, with respect to the financial statements at March 31, 1996, and for the year then ended, have been included herein as an Exhibit.

         The report of KPMG Peat Marwick LLP, independent certified public accountants, with respect to the financial statements at March 31, 1995, and for the year then ended, have been included herein as an Exhibit.

         Item 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         KPMG Peat Marwick LLP was previously the principal accountants for the Trust. As of June 1, 1995, KPMG Peat Marwick LLP sold its Amarillo, Texas office to Clifton Gunderson P.L.L.C. Therefore, on June 14, 1995 the Trust dismissed KPMG Peat Marwick LLP as the Trust's independent auditors. The decision to change accountants was approved by the Board of Trust Managers.

         The KPMG Peat Marwick LLP report on the financial statements for the 1995 and 1994 fiscal years did not contain any adverse opinion, disclaimer of opinion, nor any qualification or modification as to uncertainty, audit scope, or accounting principles.

         Furthermore, there were no disagreements with KPMG Peat Marwick LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement in regard to the audits of the fiscal years ended March 31, 1994 and March 31, 1995.

         The Board of Trust Managers engaged Clifton Gunderson P.L.L.C., independent certified public accountants, on June 14, 1995, as the auditors of the financial statements of the Trust for the fiscal year ending March 31, 1996.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CHURCH LOANS & INVESTMENTS TRUST


DATE:  July 11, 1996              By: /S/ B.R. McMorries
                                      ------------------
                                      B.R. McMorries,
                                      Chairman of the Board of
                                      Trust Managers




         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                 Capacity                  Date



         /s/ B.R. McMorries     Chairman of the Board        7-11-96
         ------------------      of Trust Managers
         B.R. McMorries          (Principal executive
                                  officer)


         /s/ Fow W. Shackelford
         ---------------------- Trust Manager                7-11-96
         Foy W. Shackelford


         /s/ Larry Brown        Secretary of the Board       7-11-96
         ------------------      of Trust Managers
         Larry Brown



         /s/ M. Kelly Archer    Principal financial and      7-11-96
         ------------------      accounting officer
         M. Kelly Archer



         ------------------     Trust Manager                ___/___/___
         Everett B. Blanton, Jr.

         ------------------     Trust Manager                ___/___/___
         Jack R. Vincent



         ------------------     Vice-Chairman of the        ___/___/___
         Robert E. Martin       Board of Trust Managers



         /s/ Steve Rogers       Trust Manager                7-11-96
         ------------------
         Steve Rogers

                        CHURCH LOANS & INVESTMENTS TRUST

                               INDEX TO EXHIBITS

                                   Item 13(a)


         (99)  -   99.1  Report of Clifton Gunderson P.L.L.C.

                   99.2  Report of KPMG Peat Marwick LLP