Form 10QSB
period 1996-06-30
CHURCH LOANS & INVESTMENTS TRUST
filed 1996-08-14
CIK 20199

================================================

                    U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   ----------

                                  FORM 10-QSB

                     [x] QUARTERLY REPORT UNDER SECTION 13
                      OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                  For the quarterly period ended June 30, 1996

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

                               Yes [ X ] No [ _ ]


     As of June 30, 1996, 7,007,402 shares of the Registrant's shares of beneficial interest were outstanding.

     Transitional Small Business Disclosure Format (check one)

                               Yes [ _ ] No [ X ]

                        CHURCH LOANS & INVESTMENTS TRUST



                                     INDEX

                                                                     Page
                                                                     ----
        Part I.

             Item 1:  Financial Information:

                      Condensed Balance Sheets at June 30, 1996
                          and March 31, 1996 .......................   1

                      Condensed Statements of Income for the
                          three-month periods ended June 30, 1996
                          and 1995 .................................   2

                      Condensed Statements of Cash Flows
                          for the three-month periods ended
                          June 30, 1996 and 1995 ...................   3

                      Notes to Condensed Financial Statements .....    4

             Item 2:  Management's Discussion and Analysis or
                       Plan of Operation ..........................    6


        Part II.  Other Information ...............................    7

        Signatures ................................................    8

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      Condensed Balance Sheets (Unaudited)
                        June 30, 1996 and March 31, 1996

                  ASSETS                          JUNE 30, 1996   MARCH 31, 1996
                  ------                          -------------   --------------

CASH AND CASH EQUIVALENTS ......................   $    235,824    $    722,430
RECEIVABLES

    Mortgage loans and church bonds -
     earning ...................................     20,354,791      21,886,390
    Interim construction loans - earning .......     10,650,391       7,877,489
    Nonearning mortgage loans, church bonds
     and interim construction loans ............      3,962,215       2,769,345
    Less: Allowance for possible credit losses .       (742,714)       (728,665)
                                                   ------------    ------------
                                                     34,224,683      31,804,559
                                                   ------------    ------------
    Accrued interest receivable ................        321,382         307,291
    Notes receivable ...........................        656,072         483,631
                                                   ------------    ------------
                  Total receivables ............     35,202,137      32,595,481

PROPERTY AND EQUIPMENT, net of accumulated
    depreciation of $433,297 and $429,377
    at June 30, 1996 and March 31, 1996,
    respectively ...............................        225,045         228,965
PROPERTY HELD FOR INVESTMENT ...................         83,714          83,714
UNAMORTIZED DEBT EXPENSE, net and other assets .         85,648          86,730
                                                   ------------    -------------
TOTAL ASSETS ...................................   $ 35,832,368    $ 33,717,320
                                                   ============    ============
        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------
LIABILITIES
    Notes payable and line of credit:
      Related party ............................   $  1,252,226    $  1,482,250
      Other ....................................      5,129,172       3,073,830
                                                   ------------    ------------
                                                      6,381,398       4,556,080
                                                   ------------    ------------
    Secured savings certificates:
      Related party ............................        485,692         485,692
      Other ....................................      7,399,623       7,059,683
                                                   ------------    ------------
                                                      7,885,315       7,545,375

    Accrued interest payable ...................         53,458          37,817
    Federal income taxes payable ...............           --             7,060
    Other ......................................        320,510         220,259
                                                   ------------    ------------
                  Total liabilities ............     14,640,681      12,366,591
                                                   ------------    ------------
SHAREHOLDERS' EQUITY
    Shares of beneficial interest, no par value;
     authorized shares unlimited, 7,007,402
     shares issued and outstanding .............     20,623,866      20,623,866
    Undistributed net income ...................        567,821         726,863
                                                   ------------    ------------
                  Total shareholders' equity ...     21,191,687      21,350,729
                                                   ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .....   $ 35,832,368    $ 33,717,320
                                                   ============    ============

     These financial statements should be read only in connection with the accompanying notes to financial statements.

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)

                   Condensed Statements of Income (Unaudited)

                Three-month periods ended June 30, 1996 and 1995

                                              THREE-MONTH PERIODS ENDED JUNE 30,
                                                           1996         1995
                                                           ----         ----
INTEREST INCOME AND FEES
     Interest and fees on mortgage loans, church
       bonds and interim construction loans ........   $  888,589   $1,173,753
     Interest on temporary investments .............        7,727        9,732
                                                       ----------   ----------
                  Total interest income and fees ...      896,316    1,183,485
                                                       ----------   ----------

DEBT EXPENSE
     Interest ......................................      229,180      330,648
     Amortization of:
       Registration costs ..........................       10,610         --
       Commissions paid to brokers .................       14,719       11,996
                                                       ----------   ----------
                  Total debt expense ...............      254,509      342,644
                                                       ----------   ----------
                  Net interest income ..............      641,807      840,841

PROVISION FOR POSSIBLE CREDIT LOSSES ...............       22,500       17,500
                                                       ----------   ----------
                  Net interest income less provision
                    for possible credit losses .....      619,307      823,341
                                                       ----------   ----------

OTHER INCOME .......................................        2,698        2,808

OTHER OPERATING EXPENSES
     General and administrative ....................      139,613      171,854
     Board of Trust Managers' fees .................       10,768       10,263
                                                       ----------   ----------
                  Total other operating expenses ...      150,381      182,117
                                                       ----------   ----------

NET INCOME .........................................   $  471,624   $  644,032
                                                       ==========   ==========
WEIGHTED AVERAGE NUMBER
     OF SHARES OUTSTANDING .........................    7,007,402    7,007,402
                                                       ==========   ==========
NET INCOME PER SHARE ...............................      $.07         $.09
                                                          ====         ====
DIVIDENDS PER SHARE ................................      $.09         $.08
                                                          ====         ====

     These financial statements should be read only in connection with the accompanying notes to financial statements.

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)
                 Condensed Statements of Cash Flows (Unaudited)
                Three-month periods ended June 30, 1996 and 1995

                                              THREE-MONTH PERIODS ENDED JUNE 30,
                                                        1996            1995
                                                        ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES

     Net income ................................   $   471,624    $   644,032
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation ..........................         3,920          3,918
         Amortization of debt expense ..........        25,329         11,996
         Amortization of loan discounts ........       (25,971)       (77,811)
         Provision for possible credit losses ..        22,500         17,500
         Changes in:
           Accrued interest receivable .........       (14,091)       (57,323)
           Accrued interest payable ............        15,641         71,847
           Federal income taxes payable ........        (7,060)        (2,773)
           Other liabilities ...................       100,251        (54,879)
           Other, net ..........................       (27,270)         3,208
                                                   -----------    -----------
                  Net cash provided by operating
                   activities ..................       564,711        559,715
                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES

     Investment in mortgage and interim
      construction loans and church bonds ......    (5,718,352)    (2,192,137)
     Payments received on mortgage and interim
      construction loans and church bonds ......     3,310,150      4,877,520
     Investments in notes receivable ...........      (261,768)      (163,611)
     Payments received on notes receivable .....        89,327         80,633
                                                   -----------    -----------
                  Net cash provided (used) by
                   investing activities ........    (2,580,643)     2,602,405
                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES

     Sale of secured savings certificates ......       357,940           --
     Borrowings on notes payable ...............     4,057,213      2,663,939
     Principal payments on:
       Secured savings certificates ............       (18,000)      (538,500)
       Notes payable ...........................    (2,231,895)    (4,838,257)
     Registration costs of secured savings
      certificates .............................          --           (7,575)
     Commissions paid to broker on issuance
      of secured savings certificates ..........        (5,428)          --
     Cash dividends ............................      (630,666)      (560,593)
                                                   -----------    -----------
                  Net cash provided (used) by
                   financing activities ........     1,529,164     (3,280,986)
                                                   -----------    -----------
                  Decrease in cash and cash
                   equivalents .................      (486,606)      (118,866)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD .....................................       722,430        366,977
                                                   -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .....   $   235,824    $   248,111
                                                   ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid during the period for interest ..   $   213,539    $   258,801
                                                   ===========    ===========

     These financial statements should be read only in connection with the accompanying notes to financial statements.

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)

               Notes to Condensed Financial Statements (Unaudited)

(1)    GENERAL

       See Summary of Significant Accounting Policies in the Trust's Annual Report on Form 10-KSB405 for a summary of the Trust's significant accounting policies.

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

(2)    WEIGHTED AVERAGE INTEREST RATES

      Weighted average interest rates and net interest rate margins at June 30, 1996 and 1995, were as follows:

                                  Mortgage loan and      Total      Net interest
                                church bond portfolio Indebtedness  rate margin
                                --------------------- ------------  -----------

        June 30, 1996 ...........       10.39            7.21          3.18
        June 30, 1995 ...........       10.94            8.02          2.92

(3)    CONTRACTUAL MATURITIES

       Scheduled principal payments on mortgage loans, church bonds and interim loans and indebtedness (including secured savings certificates and notes payable) outstanding at June 30, 1996, for the five twelve-month periods subsequent to June 30, 1996, follow:

            Twelve-month period   Mortgage loans, church bonds
              ending June 30,          and interim loans        Indebtedness
              ---------------          -----------------        ------------
                    1997  ....           $15,614,645            $11,199,193
                    1998  ....             1,877,606              1,821,520
                    1999  ....             1,637,225              1,246,000
                    2000  ....             1,245,393                 --
                    2001  ....             1,141,396                 --
                                         ===========             ==========

(4)    MORTGAGE LOANS, CHURCH BONDS AND INTERIM CONSTRUCTION LOANS

       Mortgage loans, church bonds and interim construction loans on which the accrual of interest had been discontinued amounted to $3,962,215 and $2,769,345 at June 30, 1996 and March 31, 1996, respectively. If interest on these mortgage loans, church bonds and interim construction loans had been accrued as earned, interest and fees on loans in the accompanying condensed statements of income would have been increased by approximately $98,000 and $92,000 for the three-month periods ended June 30, 1996 and 1995, respectively.

                                    Continued

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)

               Notes to Condensed Financial Statements (Unaudited)

       On June 27, 1996, because of recent deterioration or past due status, the Trust added additional loans in the total principal balance of $1,625,514 to nonearning assets. Two interim loans represented $1,297,662 of such amount. Such interim loans were moved to non-accrual status after the makers of loans filed for protection under Chapter 11 of the U.S. Bankruptcy Code during June 1996. In connection with placing the loans on nonaccrual, the Trust wrote off approximately $45,000 in accrued interest receivable related to the loans. In addition to the nonaccrual loans previously mentioned, management has doubts as to a certain interim loan's ability to comply with present repayment terms. Such loan had a balance of approximately $1,556,000 at June 30, 1996 and was not classified as nonearning at that date. Management believes that potential losses related to the aforementioned loans have been provided for in the Trust's allowance for possible credit losses.

(5)    SECURED SAVINGS CERTIFICATES

       Secured Savings Certificates (Certificates) are issued in amounts of $1,000 or more and have single maturity dates from 30 days to 10 years from date of issue. With respect to an individual certificate, interest rate and frequency of payment of interest (either monthly, quarterly, semiannually, annually or at maturity) are fixed at the time of issuance of the Certificate. Effective July 18, 1994, Church Loans decided not to register and was not able to sell additional SSCs after that date.
       However, during April 1995, the Board of Trust Managers decided to register $20,000,000 of SSCs on Form SB-2 and during the quarter ended December 31, 1995, such registration was effective and SSCs were being issued.

       Certificates are secured under the terms of an indenture that requires, among other things, the pledge of mortgage notes receivable with total unpaid principal amounts not less than 100% or 125% of the aggregate principal amount of Certificates outstanding. Due to the fluctuations in the amount of sales of Certificates as well as in the repayment of notes pledged to secure the Certificates, the Trust has on occasion failed to maintain the required ratio of pledged notes to outstanding Certificates for a short period of time until the deficiency could be corrected. The indenture trustee has been aware of these temporary technical defaults and has not declared a default under the Indenture. At June 30, 1996, the Trust was in compliance with the requirement.

                   This information is an integral part of the
                       accompanying financial statements.

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)

Item 2. Management's Discussion and Analysis or Plan of Operation

Results of Operations - Three-Month Period Ended June 30, 1996 as Compared to the Three-Month Period Ended June 30, 1995:

                                    REVENUES

The Trust's revenues are derived from interest income earned on mortgage loans as well as, to a lesser degree, interest earned on church bonds and short-term investments. The decrease in the Trust's revenues of $287,169 for the three-month period ended June 30, 1996, as compared to the corresponding period in 1995 is primarily due to a decrease in the amount of income recognized from the early pay-off of certain loans, the effect of writing off $45,000 of accrued interest related to certain loans that were placed on nonaccrual, a decrease in the average rate of return of the mortgage loan and church bond portfolio from 10.94% at June 30, 1995 to 10.39% at June 30, 1996 and a decrease in the average total amount of mortgage loans, church bonds, and interim construction loans outstanding during the period ended June 30, 1996 as compared to the same period ended June 30, 1995.

                                INTEREST EXPENSE

The most significant expense item is interest expense which comprised the majority of total operating expense for each of the three-month periods ended June 30, 1996 and 1995. The decrease of $101,468 in interest expense resulted from a decrease in the weighted average interest rate on all indebtedness from 8.02% at June 30, 1995, to 7.21% at June 30, 1996, as well as a decrease in the average total amount of indebtedness outstanding during the three-month period ended June 30, 1996 as compared to the same period ended June 30, 1995.

                                NONEARNING ASSETS

On June 27, 1996, because of recent deterioration or past due status, the Trust added additional loans in the total principal balance of $1,625,514 to nonearning assets. Two interim loans represented $1,297,662 of such amount. Such interim loans were moved to non-accrual status after the makers of loans filed for protection under Chapter 11 of the U.S. Bankruptcy Code during June 1996. In connection with placing the loans on nonaccrual, the Trust wrote off approximately $45,000 in accrued interest receivable related to the loans.
Management believes that potential losses related to such loans have been provided for in the Trust's allowance for possible credit losses.

                                    LIQUIDITY

Due to the cost of registration and of sales of Secured Savings Certificates (Certificates), the cost of these funds are normally higher than the cost of borrowing from bank sources or master notes. Therefore, the Trust decided not to register additional Certificates and the Trust is not able to sell these Certificates after July 18, 1994, and, therefore, did not have available this source of funds to meet its liquidity needs. However, during April 1995, the Board of Trust Managers decided to register $20,000,000 of SSCs on Form SB-2 and during the quarter ended December 31, 1995, such registration was effective and SSCs were being issued.

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K:

(a)    Exhibits:  None.

(b)    Reports on Form 8-K:  None.

                        CHURCH LOANS & INVESTMENTS TRUST

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                CHURCH LOANS & INVESTMENTS TRUST



DATE: August 13, 1996                           BY:/s/ B.R. McMorries
                                                   -----------------------------
                                                   B.R. McMorries,
                                                   Chairman of the Board of
                                                   Trust Managers


DATE: August 13, 1996                           BY:/s/ Kelly Archer
                                                   -----------------------------
                                                   Kelly Archer
                                                   Chief Financial Officer