Form 10QSB
period 1996-09-30
CHURCH LOANS & INVESTMENTS TRUST
filed 1996-11-14
CIK 20199

================================================

                    U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   ----------

                                  FORM 10-QSB

                     [x] QUARTERLY REPORT UNDER SECTION 13
                      OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
               For the quarterly period ended September 30, 1996

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

                               Yes [ _ ] No [ X ]

                        CHURCH LOANS & INVESTMENTS TRUST



                                     INDEX

                                                                     Page
                                                                     ----
        Part I.

             Item 1:  Financial Information:

                      Condensed Balance Sheets at September 30, 1996
                          and March 31, 1996 .......................   1

                      Condensed Statements of Income for the
                          three-month and six-month periods ended
                          September 30, 1996 and 1995 ..............   2

                      Condensed Statements of Cash Flows
                          for the six-month periods ended
                          September 30, 1996 and 1995 ..............   3

                      Notes to Condensed Financial Statements .....    4

             Item 2:  Management's Discussion and Analysis or
                       Plan of Operation ..........................    6


        Part II.  Other Information ...............................    8

        Signatures ................................................    9

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)
                          PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
                      Condensed Balance Sheets (Unaudited)
                      September 30, 1996 and March 31, 1996

                                     ASSETS

                                               SEPTEMBER 30, 1996 MARCH 31, 1996
                                               ------------------ --------------
CASH AND CASH EQUIVALENTS ......................   $  1,408,456    $    722,430
RECEIVABLES
    Mortgage loans and church bonds -
    earning ....................................     20,768,576      21,886,390
    Interim construction loans -
    earning ....................................      8,067,687       7,877,489
    Nonearning mortgage loans, church
    bonds and interim construction
     loans .....................................      3,778,739       2,769,345
    Less: Allowance for possible
     credit losses .............................       (765,213)       (728,665)
                                                   ------------    ------------
                                                     31,849,789      31,804,559
                                                   ------------    ------------
    Accrued interest receivable ................        281,425         307,291
    Notes receivable ...........................        583,220         483,631
                                                   ------------    ------------
                  Total receivables ............     32,714,434      32,595,481

PROPERTY AND EQUIPMENT, net of accumulated
    depreciation of $437,215 and $429,377 at
    September 30, 1996 and March 31,1996,
    respectively ...............................        221,127         228,965
PROPERTY HELD FOR INVESTMENT ...................         83,714          83,714
UNAMORTIZED DEBT EXPENSE, net and
    other assets ...............................        105,260          86,730
                                                   ------------    ------------
TOTAL ASSETS ...................................   $ 34,532,991    $ 33,717,320
                                                   ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
    Notes payable and line of credit:
      Related party ............................   $  1,243,431    $  1,482,250
      Other ....................................      3,271,019       3,073,830
                                                   ------------    ------------
                                                      4,514,450       4,556,080
                                                   ------------    ------------
    Secured savings certificates:
      Related party ............................        485,692         485,692
      Other ....................................      7,365,792       7,059,683
                                                   ------------    ------------
                                                      7,851,484       7,545,375
    Accrued interest payable ...................         35,294          37,817
    Federal income taxes payable ...............           --             7,060
    Other ......................................        344,906         220,259
                                                   ------------    ------------
                  Total liabilities ............     12,746,134      12,366,591
                                                   ------------    ------------
SHAREHOLDERS' EQUITY
    Shares of beneficial interest, no par value;
     authorized shares unlimited, 7,007,402
     shares issued and outstanding .............     20,623,866      20,623,866
    Undistributed net income ...................      1,162,991         726,863
                                                   ------------    ------------
          Total shareholders' equity ...........     21,786,857      21,350,729
                                                   ------------    ------------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY ..........................   $ 34,532,991    $ 33,717,320
                                                   ============    ============

             These condensed financial statements should be read in
               connection with the accompanying notes to condensed
                              financial statements.

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)
                   Condensed Statements of Income (Unaudited)

                     Three-month and six-month periods ended
                           September 30, 1996 and 1995

                               THREE-MONTH PERIODS ENDED SIX-MONTH PERIODS ENDED
                                     SEPTEMBER 30,             SEPTEMBER 30,
                                  1996         1995         1996        1995
                                  ----         ----         ----        ----

INTEREST INCOME AND FEES
    Interest and fees on
      mortgage loans, church
      bonds, and interim
      construction loans ...   $1,005,626   $1,025,611   $1,894,215   $2,199,364
    Interest on temporary
       investments .........       10,006        9,136       17,733       18,868
                               ----------   ----------   ----------   ----------
         Total interest
           income and fees .    1,015,632    1,034,747    1,911,948    2,218,232
                               ----------   ----------   ----------   ----------
DEBT EXPENSE
    Interest ...............      248,897      292,209      478,077      622,858
    Amortization of:
       Registration cost ...        6,553         --         17,163         --
       Commissions paid to
        brokers ............       15,006       11,846       29,725       23,841
                               ----------   ----------   ----------   ----------
         Total debt expense       270,456      304,055      524,965      646,699
                               ----------   ----------   ----------   ----------
         Net interest income      745,176      730,692    1,386,983    1,571,533

PROVISION FOR POSSIBLE
    CREDIT  LOSSES .........       22,500       22,500       45,000       40,000
                               ----------   ----------   ----------   ----------
         Net interest income
            less provision
            for possible
            credit losses ..      722,676      708,192    1,341,983    1,531,533

OTHER INCOME ...............        2,427        3,092        5,125        5,900

OTHER OPERATING EXPENSES
  General and administrative      119,919      104,855      259,532      276,708
  Board of Trust Managers'
     fees ..................       10,014        9,794       20,782       20,058
                               ----------   ----------   ----------   ----------
          Total other
          operating expenses      129,933      114,649      280,314      296,766
                               ----------   ----------   ----------   ----------
          NET INCOME .......   $  595,170   $  596,635   $1,066,794   $1,240,667
                               ==========   ==========   ==========   ==========
WEIGHTED AVERAGE NUMBER
    OF SHARES OUTSTANDING ..    7,007,402    7,007,402    7,007,402    7,007,402
                               ==========   ==========   ==========   ==========
NET INCOME PER SHARE .......   $      .08   $      .09   $      .15   $      .18
                               ==========   ==========   ==========   ==========

DIVIDENDS PER SHARE ........         --           --            .09          .08
                               ==========   ==========   ==========   ==========

             These condensed financial statements should be read in
               connection with the accompanying notes to condensed
                              financial statements.

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)
                 Condensed Statements of Cash Flows (Unaudited)

               Six-month periods ended September 30, 1996 and 1995

                                                         SIX-MONTH PERIODS
                                                         ENDED SEPTEMBER 30,
                                                         -------------------
                                                       1996             1995
                                                       ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income ................................    $ 1,066,794     $  1,240,667
    Adjustments to reconcile net income
       to net cash provided by operating
       activities:
          Depreciation ........................          7,838            7,836
          Amortization of debt expense ........         46,888           23,841
          Amortization of loan discounts ......        (50,433)        (184,049)
          Provision for possible credit
           losses .............................         45,000           40,000
          Changes in:
              Accrued interest receivable .....         25,866           66,832
              Accrued interest payable ........         (2,523)         (43,662)
              Federal income taxes
               payable ........................         (7,060)          (5,010)
              Other liabilities ...............        124,647          (70,776)
          Other, net ..........................        (61,463)          (6,356)
                                                   -----------     ------------
                  Net cash provided by
                   operating activities .......      1,195,554        1,069,323
                                                   -----------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Investment in mortgage and interim
       construction loans and church
       bonds ..................................     (8,017,210)      (5,624,870)
    Payments received on mortgage and
       interim construction loans and
       church bonds ...........................      7,985,864       11,601,790
    Advances of notes receivable ..............       (319,737)        (218,736)
    Payments received on notes receivable .....        220,148          151,728
                                                   -----------     ------------
                 Net cash provided (used)
                  by investing activities .....       (130,935)       5,909,912
                                                   -----------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Sale of secured savings certificates ......        659,440             --
    Borrowings on notes payable ...............      5,357,265        5,838,898
    Principal payments on:
       Secured savings certificates ...........       (353,331)        (601,500)
       Notes payable ..........................     (5,398,895)     (11,167,133)
    Registration costs of secured savings
     certificates .............................         (7,732)         (44,126)
    Commissions paid to broker on
     issuance of secured savings
     certificates .............................         (4,674)            --
    Cash dividends paid .......................       (630,666)        (560,593)
                  Net cash used by
                  financing activities ........       (378,593)      (6,534,454)
                                                   -----------     ------------
                  Increase in cash and
                   cash equivalents ...........        686,026          444,781
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD ...................................        722,430          366,977
                                                   -----------     ------------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD ................................    $ 1,408,456     $    811,758
                                                   ===========     ============
SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION
    Cash paid during the period
     for interest .............................    $   480,600     $    666,520
                                                   ===========     ============

             These condensed financial statements should be read in
               connection with the accompanying notes to condensed
                              financial statements.

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

(2)    WEIGHTED AVERAGE INTEREST RATES

       Weighted average interest rates and net interest rate margins at September 30, 1996 and 1995 were as follows:

                                   Mortgage Loan and      Total     Net Interest
                                 Church Bond Portfolio Indebtedness  Rate Margin
                                 --------------------- ------------  -----------

          September 30, 1996 ....        10.50             7.09          3.41
          September 30, 1995 ....        11.20             7.53          3.67

(3)    CONTRACTUAL MATURITIES

       Scheduled principal payments on mortgage loans, church bonds and interim loans and indebtedness (including secured savings certificates and notes payable) outstanding at September 30, 1996, for the five twelve-month periods subsequent to September 30, 1996, follow:

                                       Mortgage loans,
            Twelve-month period         church bonds
           ending September 30,       and interim loans             Indebtedness
           --------------------       ------------------            ------------
               1997                    $12,876,231                    9,690,169
               1998                      1,876,446                    1,965,265
               1999                      1,544,087                      710,500
               2000                      1,256,569                         --
               2001                      1,116,704                         --
                                       ===========                    =========

(4)    MORTGAGE LOANS, CHURCH BONDS AND INTERIM CONSTRUCTION LOANS

       Mortgage loans, church bonds and interim construction loans on which the accrual of interest had been discontinued amounted to $3,778,739 and $2,769,345 at September 30, 1996 and March 31, 1996, respectively. If interest on these mortgage loans, church bonds and interim construction loans had been accrued as earned, interest and fees on loans in the accompanying condensed statements of income would have been increased by approximately $205,000 and $175,000 for the six-month periods ended September 30, 1996 and 1995, respectively.

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)
               Notes to Condensed Financial Statements (Unaudited)

       On June 27, 1996, because of recent deterioration or past due status, the Trust added additional loans in the total principal balance of $1,625,514 to nonearning assets. Two interim loans represented $1,297,662 of such amount. Such interim loans were moved to non-accrual status after the makers of loans filed for protection under Chapter 11 of the U.S. Bankruptcy Code during June 1996. In connection with placing the loans on nonaccrual, the Trust wrote off approximately $45,000 in accrued interest receivable related to the loans. In addition to the nonaccrual loans previously mentioned, management has doubts as to a certain interim loan's ability to comply with present repayment terms. Such loan had a balance of approximately $1,556,000 at September 30, 1996 and was not classified as nonearning at that date. Management believes that potential losses related to the aforementioned loans have been provided for in the Trust's allowance for possible credit losses.

(5)    SECURED SAVINGS CERTIFICATES

       Secured Savings Certificates (Certificates) are issued in amounts of $1,000 or more and have single maturity dates from 30 days to 10 years from date of issue. With respect to an individual certificate, interest rate and frequency of payment of interest (either monthly, quarterly, semiannually, annually or at maturity) are fixed at the time of issuance of the Certificate. Effective July 18, 1994, the Trust decided not to register and was not able to sell additional Certificates after that date. However, during April 1995, the Board of Trust Managers decided to register $20,000,000 of SSCs on Form SB-2 and during the quarter ended December 31 1995, such registration was effective and SSCs were being issued.

       Certificates are secured under the terms of an indenture that requires, among other things, the pledge of mortgage notes receivable with total unpaid principal amounts not less than 100% or 125% of the aggregate principal amount of Certificates outstanding. Due to the fluctuations in the amount of sales of Certificates as well as in the repayment of notes pledged to secure the Certificates, the Trust has on occasion failed to maintain the required ratio of pledged notes to outstanding Certificates for a short period of time until the deficiency could be corrected. The indenture trustee has been aware of these temporary technical defaults and has not declared a default under the Indenture. At September 30, 1996, the Trust was in compliance with the requirement.

(6)    LINE OF CREDIT PAYABLE TO THE BANK

       The Trust's $10,000,000 line of credit, of which $85,001 was owed at September 30, 1996, expired on September 1, 1996. The Trust continued to borrow under the line of credit under an oral agreement until November 1996, when the line of credit was renewed.

                   This information is an integral part of the
                  accompanying condensed financial statements.

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)

Item 2. Management's Discussion and Analysis or Plan of Operation

Results of Operations - Three-Month and Six-Month Periods Ended September 30, 1996 as Compared to the Three-Month and Six-Month Periods Ended September 30, 1995:

                                    REVENUES

The Trust's revenues are derived from interest income earned on mortgage loans as well as, to a lesser degree, interest earned on church bonds and short-term investments. The decrease in the Trust's revenues of $19,115 for the three-month period ended September 30, 1996, as compared to the corresponding period in 1995, is primarily due to a decrease of $823,624 in the total amount of mortgage loans, church bonds and interim construction loans outstanding from $33,438,626 at September 30, 1995 to $32,615,002 at September 30, 1996. The
decrease in the Trust's revenues of $306,284 for the six-month period ended September 30, 1996, as compared to the corresponding period in 1995, is primarily due to a decrease in the average total amount of mortgage loans and church bonds outstanding during the six-month period ended September 30, 1996 as well as a decrease in the weighted averaged rates on loans. The weighted average rate on mortgage loans, church bonds and interim loans at September 30, 1996 and 1995 was 10.5% and 11.2%, respectively.

                                INTEREST EXPENSE

The most significant expense item is interest expense which comprised the majority of total operating expense for each of the three-month and six-month periods ended September 30, 1996 and 1995. Interest expense decreased by $43,312 for the three-month period ended September 30, 1996, as compared to the corresponding period in 1995, primarily due to decreases in average debt balances. The decrease in interest expense of $144,781 for the six-month period ended September 30, 1996, as compared to the corresponding period in 1995, is due to a decrease in the average total amount of indebtedness outstanding during the six-month period ended September 30, 1996 as well as a decrease in the weighted average interest rate. The weighted average interest rate on all indebtedness was 7.53% at September 30, 1995 as compared to 7.09% at September 30, 1996.

                                NONEARNING ASSETS

On June 27, 1996, because of recent deterioration or past due status, the Trust added additional loans in the total principal balance of $1,625,514 to nonearning assets. Two interim loans represented $1,297,662 of such amount. Such interim loans were moved to non-accrual status after the makers of loans filed for protection under Chapter 11 of the U.S. Bankruptcy Code during June 1996. In connection with placing the loans on nonaccrual, the Trust wrote off approximately $45,000 in accrued interest receivable related to the loans. In addition to the nonaccrual loans previously mentioned, management has doubts as to a certain interim loan's ability to comply with present repayment terms. Such loan had a balance of approximately $1,556,000 at September 30, 1996 and was not classified as nonearning at that date. Management believes that potential losses related to such loans have been provided for in the Trust's allowance for possible credit losses.

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

The Trust's $10,000,000 line of credit, of which $85,001 was owed at September 30, 1996, expired on September 1, 1996. The Trust continued to borrow under the line of credit under an oral agreement until November 1996, when the line of credit was renewed.

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)

                           PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders:

The annual meeting of shareholders of the Trust was held on July 19, 1996. At such meeting, each of the individuals named below was elected to the Board of Trust Managers of the Trust to serve until the next annual meeting of the shareholders of the Trust:

                                                     Number of shares
                                                  FOR             AGAINST
                                                  ---             -------

               Dr. Everett Blanton ..          3,956,375          21,203
               Larry Brown ..........          3,956,375          21,203
               Robert E. Martin .....          3,953,405          24,173
               Bill R. McMorries ....          3,956,405          21,173
               Steve Rogers .........          3,952,917          24,661
               Dr. Foy W. Shackleford          3,956,375          21,203
               Jack R. Vincent ......          3,956,405          21,173


Additionally, shareholders voted to ratify Clifton Gunderson P.L.L.C. as auditors for the year ending March 31, 1997 as follows:

               For ..............                       3,827,324
               Against ..........                           4,066
               Abstain ..........                         146,188


Item 6. Exhibits and Reports on Form 8-K:

(a)    Exhibits:  None.

(b)    Reports on Form 8-K:  None

                        CHURCH LOANS & INVESTMENTS TRUST

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                CHURCH LOANS & INVESTMENTS TRUST



DATE: November 14, 1996                         BY:/s/ B.R. McMorries
                                                   -----------------------------
                                                   B.R. McMorries,
                                                   Chairman of the Board of
                                                   Trust Managers


DATE: November 14, 1996                         BY:/s/ Kelly Archer
                                                   -----------------------------
                                                   Kelly Archer
                                                   Chief Financial Officer