Form 10QSB/A
period 1996-09-30
CHURCH LOANS & INVESTMENTS TRUST
filed 1997-02-12
CIK 20199

================================================

                    U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   ----------

                          FORM 10-QSB/A AMENDMENT NO.1

           [ X ] AMENDMENT NO.1 TO QUARTERLY REPORT UNDER SECTION 13
                      OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
               For the quarterly period ended September 30, 1996

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

                               Yes [ X ] No [ _ ]


     As of September 30, 1996, 7,007,402 shares of the Registrant's shares of beneficial interest were outstanding.

     Transitional Small Business Disclosure Format (check one)

                               Yes [ _ ] No [ X ]

                        CHURCH LOANS & INVESTMENTS TRUST

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                CHURCH LOANS & INVESTMENTS TRUST



DATE: February 7, 1997                          BY:/s/ B.R. McMorries
                                                   -----------------------------
                                                   B.R. McMorries,
                                                   Chairman of the Board of
                                                   Trust Managers


DATE: February 7, 1997                          BY:/s/ Kelly Archer
                                                   -----------------------------
                                                   Kelly Archer
                                                   Chief Financial Officer