Form 10QSB
period 1996-12-31
CHURCH LOANS & INVESTMENTS TRUST
filed 1997-02-12
CIK 20199

================================================

                    U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   ----------

                                  FORM 10-QSB

                     [x] QUARTERLY REPORT UNDER SECTION 13
                      OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
               For the quarterly period ended December 31, 1996

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

                               Yes [ X ] No [ _ ]


     As of December 31, 1996, 7,007,402 shares of the Registrant's shares of beneficial interest were outstanding.

     Transitional Small Business Disclosure Format (check one)

                               Yes [ _ ] No [ X ]

                        CHURCH LOANS & INVESTMENTS TRUST



                                     INDEX

                                                                     Page
                                                                     ----
        Part I.

             Item 1:  Financial Information:

                      Condensed Balance Sheets at December 31, 1996
                          and March 31, 1996 .......................   1

                      Condensed Statements of Income for the
                          three-month and nine-month periods ended
                          December 31, 1996 and 1995 ...............   2

                      Condensed Statements of Cash Flows
                          for the nine-month periods ended
                          December 31, 1996 and 1995 ...............   3

                      Notes to Condensed Financial Statements .....    4

             Item 2:  Management's Discussion and Analysis or
                       Plan of Operation ..........................    6


        Part II.  Other Information ...............................    7

        Signatures ................................................    8

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)
                          PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
                      Condensed Balance Sheets (Unaudited)
                      December 31, 1996 and March 31, 1996

                                     ASSETS

                                               DECEMBER 31, 1996  MARCH 31, 1996
                                               -----------------  --------------
CASH AND CASH EQUIVALENTS ......................   $  1,315,944    $    722,430
RECEIVABLES
    Mortgage loans and church bonds -
    earning ....................................     19,928,716      21,886,390
    Interim construction loans -
    earning ....................................      9,532,753       7,877,489
    Nonearning mortgage loans, church
    bonds and interim construction
    loans ......................................      3,650,338       2,769,345
    Less: Allowance for possible
     credit losses .............................       (810,213)       (728,665)
                                                   ------------    ------------
                                                     32,301,594      31,804,559
                                                   ------------    ------------
    Accrued interest receivable ................        276,855         307,291
    Notes receivable ...........................        491,737         483,631
                                                   ------------    ------------
                  Total receivables ............     33,070,186      32,595,481

PROPERTY AND EQUIPMENT, net of accumulated
 depreciation of $357,419 and $429,377 at
 December 31, 1996 and March 31, 1996,
 respectively ..................................        217,209         228,965
PROPERTY HELD FOR INVESTMENT ...................         83,714          83,714
UNAMORTIZED DEBT EXPENSE, net and
    other assets ...............................         77,312          86,730
                                                   ------------    ------------
TOTAL ASSETS ...................................   $ 34,764,365    $ 33,717,320
                                                   ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
    Notes payable and line of credit:
      Related party ............................   $  1,333,492    $  1,482,250
      Other ....................................      3,040,969       3,073,830
                                                   ------------    ------------
                                                      4,374,461       4,556,080
                                                   ------------    ------------
    Secured savings certificates:
      Related party ............................        415,692         485,692
      Other ....................................      7,151,165       7,059,683
                                                   ------------    ------------
                                                      7,566,857       7,545,375
    Dividends payable ..........................      1,611,702            --
    Accrued interest payable ...................         34,754          37,817
    Federal income taxes payable ...............           --             7,060
    Other ......................................        421,316         220,259
                                                   ------------    ------------
                  Total liabilities ............     14,009,090      12,366,591
                                                   ------------    ------------
SHAREHOLDERS' EQUITY
    Shares of beneficial interest, no par value;
     authorized shares unlimited, 7,007,402
     shares issued and outstanding .............     20,623,866      20,623,866
    Undistributed net income ...................        131,409         726,863
                                                   ------------    ------------
         Total shareholders' equity ............     20,755,275      21,350,729
                                                   ------------    ------------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY ..........................   $ 34,764,365    $ 33,717,320
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

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)
                   Condensed Statements of Income (Unaudited)

                    Three-month and nine-month periods ended
                           December 31, 1996 and 1995

                              THREE-MONTH PERIODS ENDED NINE-MONTH PERIODS ENDED
                                     DECEMBER 31,             DECEMBER 31,
                                  1996         1995         1996        1995
                                  ----         ----         ----        ----
INTEREST INCOME AND FEES
    Interest and fees on
      mortgage loans, church
      bonds, and interim
      construction loans ...   $  970,234   $  974,030   $2,864,449   $3,173,394
    Interest on temporary
       investments .........       17,690        9,763       35,423       28,631
                               ----------   ----------   ----------   ----------
          Total interest
            income and fees       987,924      983,793    2,899,872    3,202,025
                               ----------   ----------   ----------   ----------
DEBT EXPENSE
    Interest ...............      226,567      237,881      704,644      860,739
    Amortization of:
       Registration cost ...        6,561       10,541       23,724       10,541
       Commissions paid to
        brokers ............       14,334       12,600       44,059       36,441
                               ----------   ----------   ----------   ----------
         Total debt expense       247,462      261,022      772,427      907,721
                               ----------   ----------   ----------   ----------
          Net interest income     740,462      722,771    2,127,445    2,294,304

PROVISION FOR POSSIBLE
    CREDIT  LOSSES .........       45,000       22,500       90,000       62,500
                               ----------   ----------   ----------   ----------
          Net interest income
            less provision
            for possible
            credit losses ..      695,462      700,271    2,037,445    2,231,804

OTHER INCOME ...............       17,603        2,950       22,728        8,850

OTHER OPERATING EXPENSES
    General and administrative    122,825      105,259      382,357      381,967
    Board of Trust Managers'
       fees ................       10,120       10,124       30,902       30,182
                               ----------   ----------   ----------   ----------
          Total other
          operating expenses      132,945      115,383      413,259      412,149
                               ----------   ----------   ----------   ----------
          NET INCOME .......   $  580,120   $  587,838   $1,646,914   $1,828,505
                               ==========   ==========   ==========   ==========
WEIGHTED AVERAGE NUMBER
    OF SHARES OUTSTANDING ..    7,007,402    7,007,402    7,007,402    7,007,402
                               ==========   ==========   ==========   ==========
NET INCOME PER SHARE .......   $      .08   $      .08   $      .24   $      .26
                               ==========   ==========   ==========   ==========

DIVIDENDS PER SHARE ........   $      .23   $      .24   $      .32   $      .32
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

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)
                 Condensed Statements of Cash Flows (Unaudited)

               Nine-month periods ended December 31, 1996 and 1995

                                                         NINE-MONTH PERIODS
                                                         ENDED DECEMBER 31,
                                                         ------------------
                                                         1996           1995
                                                         ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
          Net income ...........................   $  1,646,914    $  1,828,505
          Adjustments to reconcile net income
             to net cash provided by operating
             activities:
                Depreciation ...................         11,756          11,754
                Amortization of debt expense ...         67,783          46,982
                Provision for possible credit
                losses .........................         90,000          62,500
                Amortization of loan discounts .       (148,223)       (249,171)
                Changes in:
                    Accrued interest receivable          30,436          19,674
                    Accrued interest payable ...         (3,063)        (29,840)
                    Federal income taxes
                     payable ...................         (7,060)         (5,010)
                    Other liabilities ..........        201,057         128,532
                Other, net .....................        (29,355)            372
                                                   ------------    ------------
                        Net cash provided by
                         operating activities ..      1,860,245       1,814,298
                                                   ------------    ------------
      CASH FLOWS FROM INVESTING ACTIVITIES
          Investment in mortgage and interim
             construction loans and church
             bonds .............................    (12,533,765)     (9,274,875)
          Payments received on mortgage and
             interim construction loans and
             church bonds ......................     12,103,405      13,930,036
          Advances of notes receivable .........       (385,983)       (307,611)
          Payments received on notes receivable         377,877         229,767
                                                   ------------    ------------
                        Net cash provided (used)
                         by investing activities       (438,466)      4,577,317
                                                   ------------    ------------
      CASH FLOWS FROM FINANCING ACTIVITIES
          Sale of secured savings certificates .      1,938,329       3,100,744
          Borrowings on notes payable ..........      6,354,676       8,038,227
          Principal payments on:
             Secured savings certificates ......     (1,916,847)     (2,897,074)
             Notes payable .....................     (6,536,295)    (13,557,633)
          Registration costs of secured savings
           certificates ........................         (7,732)        (44,126)
          Commissions paid to broker on
           issuance of secured savings
           certificates ........................        (29,730)        (41,567)
          Cash dividends paid ..................       (630,666)       (560,593)
                                                   ------------    ------------
                        Net cash used by
                         financing activities ..       (828,265)     (5,962,022)
                                                   ------------    ------------
                        Increase in cash and
                         cash equivalents ......        593,514         429,593

      CASH AND CASH EQUIVALENTS AT BEGINNING
        OF PERIOD ..............................        722,430         366,977
                                                   ------------    ------------
      CASH AND CASH EQUIVALENTS AT
        END OF PERIOD ..........................   $  1,315,944    $    796,570
                                                   ============    ============
      SUPPLEMENTAL DISCLOSURE OF
       CASH FLOW INFORMATION
          Cash paid during the period
           for interest ........................   $    707,707    $    890,579
                                                   ============    ============

During December 1996, the Board of Trust managers declared cash dividends of $1,611,702 ($.23 per share) payable in January 1997. During December 1995, the Board of Trust managers declared cash dividends of $1,681,776 ($.24 per share) payable in January 1996.

             These condensed financial statements should be read in
               connection with the accompanying notes to condensed
                              financial statements.

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)
               Notes to Condensed Financial Statements (Unaudited)

 (1)   GENERAL

       See the Summary of Significant Accounting Policies included in the Financial Statements in the Trust's Annual Report on Form 10-KSB405.

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

(2)    WEIGHTED AVERAGE INTEREST RATES

       Weighted average interest rates and net interest rate margins at December 31, 1996 and 1995 were as follows:

                                   Mortgage Loan and      Total     Net Interest
                                 Church Bond Portfolio Indebtedness  Rate Margin
                                 --------------------- ------------  -----------

          December 31, 1996  ....        10.81             7.13          3.68
          December 31, 1995  ....        11.22             7.42          3.80

(3)    CONTRACTUAL MATURITIES

       Scheduled principal payments on mortgage loans, church bonds and interim loans and indebtedness (including secured savings certificates and notes payable) outstanding at December 31, 1996, for the five twelve-month periods subsequent to December 31, 1996, follow:

                                       Mortgage loans,
            Twelve-month period         church bonds
            ending December 31,       and interim loans             Indebtedness
            -------------------       ------------------            ------------
                   1997                 $14,076,021                    8,365,217
                   1998                   1,638,537                    2,262,225
                   1999                   1,340,711                    1,313,876
                   2000                   1,224,933                         --
                   2001                   1,100,469                         --
                                        ===========                  ===========

(4)    MORTGAGE LOANS, CHURCH BONDS AND INTERIM CONSTRUCTION LOANS

       Mortgage loans, church bonds and interim construction loans on which the accrual of interest had been discontinued amounted to $3,650,338 and $2,885,189 at December 31, 1996 and 1995, respectively. If interest on these mortgage loans, church bonds and interim construction loans had been accrued as earned, interest and fees on loans in the accompanying condensed statements of income would have been increased by approximately $302,000 and $235,000 for the nine-month periods ended December 31, 1996 and 1995, respectively.

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)
               Notes to Condensed Financial Statements (Unaudited)

(4)    MORTGAGE LOANS, CHURCH BONDS AND INTERIM CONSTRUCTION LOANS (Continued)

       On June 27, 1996, because of recent deterioration or past due status, the Trust added additional loans in the total principal balance of $1,625,514 to nonearning assets. Two interim loans represented $1,297,662 of such amount. Such interim loans were moved to non-accrual status after the makers of loans filed for protection under Chapter 11 of the U.S. Bankruptcy Code during June 1996. In addition to the nonaccrual loans previously mentioned, management has doubts as to a certain interim loan's ability to comply with present repayment terms. Such loan had a balance of approximately $1,556,000 at December 31, 1996 and was not classified as nonearning at that date. Management believes that potential losses related to the aforementioned loans have been provided for in the Trust's allowance for possible credit losses.

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

       Certificates are secured under the terms of an indenture that requires, among other things, the pledge of mortgage notes receivable with total unpaid principal amounts not less than 100% or 125% of the aggregate principal amount of Certificates outstanding. Due to the fluctuations in the amount of sales of Certificates as well as in the repayment of notes pledged to secure the Certificates, the Trust has on occasion failed to maintain the required ratio of pledged notes to outstanding Certificates for a short period of time until the deficiency could be corrected. The indenture trustee has been aware of these temporary technical defaults and has not declared a default under the Indenture. At December 31, 1996, the Trust was in compliance with the requirement.

(6)    LINE OF CREDIT PAYABLE TO THE BANK

       The Trust's $10,000,000 line of credit was renewed in November 1996.

                   This information is an integral part of the
                  accompanying condensed financial statements.

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)

Item 2. Management's Discussion and Analysis or Plan of Operation

Results of Operations - Three-Month and Nine-Month Periods Ended December 31, 1996 as Compared to the Three-Month and Nine-Month Periods Ended December 31, 1995:

                                    REVENUES

The Trust's revenues are derived from interest income earned on mortgage loans as well as, to a lesser degree, interest earned on church bonds and short-term investments. The decrease in the Trust's revenues of $302,153 for the nine-month period ended December 31, 1996, as compared to the corresponding period in 1995, is primarily due to (1) a decrease in the total amount of mortgage loans, church bonds and interim construction loans outstanding from $34,825,508 at December 31, 1995 to $33,111,807 at December 31, 1996, (2) an increase in nonearning loans of $765,149 from December 31, 1995 to December 31, 1996, and (3) a decrease in the weighted average rate on mortgage loans, church bonds and interim loans from 11.22% at December 31, 1995 to 10.81% at December 31, 1996. Revenues for the three-month periods ended September 30, 1996 and 1995 were comparable.

                                INTEREST EXPENSE

The most significant expense item is interest expense which comprised the majority of total operating expense for each of the three-month and nine-month periods ended December 31, 1996 and 1995. Interest expense decreased by $156,095 for the nine-month period ended December 31, 1996, as compared to the corresponding period in 1995, primarily due to (1) decreases in average debt balances and (2) a decrease in the weighted average interest rate from 7.42% at December 31, 1995 to 7.13% at December 31, 1996. Interest expense for the three-month periods ended September 30, 1996 and 1995 were comparable.

                                NONEARNING ASSETS

On June 27, 1996, because of recent deterioration or past due status, the Trust added additional loans in the total principal balance of $1,625,514 to nonearning assets. Two interim loans represented $1,297,662 of such amount. Such interim loans were moved to non-accrual status after the makers of loans filed for protection under Chapter 11 of the U.S. Bankruptcy Code during June 1996. In addition to the nonaccrual loans previously mentioned, management has doubts as to a certain interim loan's ability to comply with present repayment terms. Such loan had a balance of approximately $1,556,000 at December 31, 1996 and was not classified as nonearning at that date. Management believes that potential losses related to such loans have been provided for in the Trust's allowance for possible credit losses.

                                    LIQUIDITY

The Trust's $10,000,000 line of credit was renewed in November 1996.

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