Form 10KSB40
period 1997-03-31
CHURCH LOANS & INVESTMENTS TRUST
filed 1997-06-25
CIK 20199

________________________________________________

                                 FORM 10-KSB405

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
              ________________________________________________

               [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended March 31, 1997

               [___] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________to ________.

                            Commission File No. 08117
              ________________________________________________

                        CHURCH LOANS & INVESTMENTS TRUST
                 (Name of small business issuer in its charter)

               Texas                                   75-6030254
    _______________________________                ___________________
    (State or other jurisdiction of                  (IRS Employer
    incorporation or organization)                 Identification No.)

         5305 I-40 West, Amarillo, Texas                  79106
    ________________________________________            __________
    (Address of principal executive offices)            (Zip Code)

                                 (806) 358-3666
                          ___________________________
                          (Issuer's telephone number)

         Securities registered pursuant to Section 12(b) of the Exchange
         Act:  None

         Securities registered pursuant to Section 12(g) of the Exchange
         Act:  Shares of Beneficial Interest

              ________________________________________________

              Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  [ X ]          No [___]

              Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference of part III of this Form 10-KSB or any amendment to this
         Form 10-KSB.   [ X ]

              Issuer's revenues for its most recent fiscal year: $3,841,206.

              The   aggregate   market   value  of  the  voting  stock  held  by
         non-affiliates of the registrant is $14,642,356.50 as of June 10, 1997.

              The number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1997 is 7,007,402 shares of beneficial interest.

                      Documents Incorporated by Reference:

              Portions of the Annual Report to Shareholders for the year ended March 31, 1997, are incorporated by reference into Parts II and III.

              Exhibits 3(a) and 3(b) included in Form S-11 under File No. 2-51235 are incorporated by reference into Part III.

                               TABLE OF CONTENTS
                        FORM 10-KSB ANNUAL REPORT - 1997
                        CHURCH LOANS & INVESTMENTS TRUST

                                                                      Page
                                                                      ____
        PART I

             Item 1:  Description of Business ................          4
             Item 2:  Description of Properties ..............          6
             Item 3:  Legal Proceedings ......................          6
             Item 4:  Submission of Matters to a Vote of
                       Security Holders ......................          6


        PART II

             Item 5:  Market for Registrant's Common Equity
                       and Related Stockholder Matters .......          6
             Item 6:  Management's Discussion and Analysis or
                       Plan of operation .....................          7
             Item 7:  Financial Statements ...................         13
             Item 8:  Changes in and Disagreements with
                       Accountants on Accounting and
                       Financial Disclosure ..................         13


        PART III

             Item 9:  Directors, Executive Officers, Promoters
                       and Control Persons; Compliance with
                       Section 16(a) of the Exchange Act .....         13
             Item 10: Executive Compensation .................         14
             Item 11: Security Ownership of Certain Beneficial
                       Owners and Management .................         15
             Item 12: Certain Relationships and Related
                       Transactions ..........................         16
             Item 13: Exhibits and Reports on Form 8-K .......         17

                                     PART I

               Item 1:       DESCRIPTION OF BUSINESS

               Church Loans & Investments Trust ("the Trust") is a real estate investment trust organized under the laws of the State of Texas in March 1963. Although the Trust has the authority to engage in the business of buying, selling and leasing of real estate, the Trust has heretofore restricted its business activities primarily to making loans to churches and other nonprofit organizations and assisted living centers which are secured by a first mortgage on real estate owned by such borrowers.

               The period of duration of the Trust, unless dissolved in accordance with law, or by the consent of the owners of shares of beneficial interest in the Trust, is perpetual. The Trust may be dissolved by the affirmative vote of not less than two-thirds of the owners of outstanding shares of the Trust. Owners of Secured Savings Certificates, a debt instrument issued by the Trust, have no vote in regard to any activities of the Trust, including dissolution.

               The control and management of the Trust properties, and all powers necessary or appropriate to effect any and all of the purposes for which the Trust is organized, is vested in the Board of Trust Managers. All managers are members of a congregation of the Church of Christ.

               The number of shares of beneficial interest in the Trust which the Trust is authorized to issue is unlimited.

               The Trust is qualified as a "real estate investment trust" under Sections 856-858 of the Internal Revenue Code of 1986 as amended (the "Internal Revenue Code" or "Code"). It is the intention of the Trust to continue to qualify as a real estate investment trust under the Code.

               The Trust maintains an office located at 5305 I-40 West, Amarillo, TX 79106 (telephone 806/358-3666).

               As mentioned above, the Trust is primarily engaged in the business of making mortgage loans to churches and other nonprofit organizations and assisted living centers. The Declaration of Trust restricts the investments of the Trust to loans secured by a first mortgage, deed of trust or other lien covering real property with the amount of such loans not to exceed 66 2/3% of the value of the real property securing such loan as determined by a competent independent appraiser. Although the Trust has been primarily in the business of making long-term mortgage loans, during the past several years it has been more involved in making short-term interim or construction loans to finance the construction of church buildings, the purchase of real estate, or the refinancing of existing indebtedness. Most, if not all, of the interim loans presently being made by the Trust are associated with bond offerings of churches and other nonprofit organizations. These interim loans are scheduled to be repaid from the proceeds of the bond offerings.

               The Trust is not limited to the location of the property securing any loans in which it may invest and seeks to spread its investments in areas of the United States where favorable yields prevail.

               As of March 31, 1997, the Trust has 169 permanent and interim mortgage loans and investments in church bonds having a principal balance of $35,448,707, with the average principal amount thereof being $209,755.66. The interest rates on these loans vary from 7.0% to 17% per annum with the weighted average interest rate of mortgage loans and church bonds being 10.82% per annum at March 31, 1997. The original terms of these loans vary from one year to thirty years, with the majority being for a term of twenty years.

               During the fiscal year of the Trust ending March 31, 1997, the net income of the Trust was $2,126,758, as compared to $2,359,130 in fiscal 1996, a decrease of 9.85%. The decrease in net income of the Trust was due to several factors, including (a) an increase in non-performing loans; (b) a decrease in income realized from loan purchase discounts; and (c) a decrease in the average annual interest rate on loans and church bonds held by the Trust.

               The net income of the Trust for each of the quarters during fiscal 1997 was as follows: first quarter-$471,624; second quarter-$595,170; third quarter-$580,120; and fourth quarter-$479,844.

               The operational expense of the Trust increased from $554,397 during fiscal 1996 to $561,527 in fiscal 1997. The operational expenses of the Trust were approximately 14.62% of its gross income for the year ended March 31, 1997 as compared to 13.18% for the year ended March 31, 1996. The operational expense of the Trust included general and administrative expenses and compensation to members of the Board of Trust Managers.

               During fiscal 1997, the Trust advanced loan proceeds of $16,691,347 on 46 different loans. Most, if not all, of such loans bear interest at a variable rate equal to 2% per annum in excess of the prime rate of interest published by the Wall Street Journal and known as the "Wall Street Journal Prime."

               During fiscal 1997, the Trust employed a total of 4 full time employees and employed, as needed, one additional part-time employee.

     Item 2:   DESCRIPTION OF PROPERTY

               The Trust maintains as its only place of business its offices located at 5305 I-40 West, in Amarillo, Texas. Such building is owned by the Trust and is occupied solely by the Trust. There is no debt owed by Trust in regard to its real property.

               The real properties of the Trust are not a significant portion of the Trust's assets, representing less than 1% of the Trust's total assets.

               As previously mentioned, the Trust's primary business is the making of mortgage loans to churches and other nonprofit organizations and assisted living centers. The Declaration of Trust restricts the investments of the Trust to loans secured by a first mortgage, deed of trust, or other lien covering real property with the amount of such loans not to exceed 66 2/3% of the value of the real property securing such loan. The Declaration of Trust may not be amended without the affirmative vote of two-thirds (2/3 rds) of the Certificates of Beneficial Interest entitled to vote. The Board of Trust Managers' general policy is to limit investment of Trust assets in any one mortgage loan to not more than $2,000,000. All such investment in mortgage loans is for the purpose of earning income for the Trust.

     Item 3:   LEGAL PROCEEDINGS

               None

     Item 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None

                                     PART II

     Item 5:   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

               (a)           Market Information

               There is no established public trading market for the shares of beneficial interest of the Trust. During fiscal 1997 a total of 126,880 shares were sold in the secondary market at prices ranging from $2.20 to $3.00 per share. The last sale during the fiscal year was at $2.25 per share. During fiscal year 1996 a total of 81,805 shares were sold in the secondary market at prices ranging from $2.25 to $2.31 per share.

               The range of high and low bid information for shares of beneficial interest of the Trust for each quarter within the last two fiscal years is as follows:


                  Quarter           Fiscal 1997   Fiscal 1996
                  -------            High    Low   High   Low
                                    _____   ____  ______ _____
                  April-June .....  $3.00  $2.25  $2.30  $2.25
                  July-September .   2.30   2.25   2.30   2.25
                  October-December   2.50   2.25   2.31   2.25
                  January-March ..   2.40   2.20   2.30   2.25

               The source of the above information is the Trust's own records. The Trust serves as the Transfer Agent for its own shares.

               (b) Holders

               At March 31, 1997 there were 2,774 shareholders of the Trust.

               (c) Dividends

               Cash dividends on all outstanding shares of beneficial interest in the Trust are declared twice annually, for the 3 month period ending March 31, and the 9 month period ending December 31. In fiscal 1996 the Trust paid a cash dividend of $.32 per share. In fiscal 1997 the Trust paid a total cash dividend of $.32 per share.

     Item 6:   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

               RESULTS OF OPERATIONS--1997 COMPARED TO 1996

               During the fiscal year ended March 31, 1997, interest income and fees of the Trust decreased by $365,970 (8.70%) over the previous fiscal year. Such decrease was attributable to several factors, including (a) an increase in non-performing loans; (b) a decrease in income realized from loan purchase discounts; and (c) a decrease in the average annual interest rate on loans and church bonds held by the Trust. The increase in non-performing loans resulted in an increase in the interest income that would have been recorded under the original terms of non-performing loans and church bonds from $310,000 for the year ended March 31, 1996 to $389,000 for the year ended March 31, 1997, an increase of $79,000. Income from the realization of loan discounts from loan purchases also decreased from $311,975 for the year ended March 31, 1996 to $166,457 for the year ended March 31, 1997, a decrease of $145,518. The average annual interest rate on loans and church bonds held by the Trust decreased from 11.21% as of March 31, 1996 to 10.82% as of March 31, 1997. The decrease in interest income caused by the decrease in the average annual interest rate on loans and church bonds held by the Trust was somewhat offset by the net increase in the amount of total performing mortgage loans and interim construction loans held by the Trust. Although, there was a decrease in the amount of performing mortgage loans held by the Trust from $21,886,390 as of March 31, 1996 to $19,177,849 as of
               March 31, 1997, there was an increase in performing interim construction loans during the recent fiscal year from $7,877,489 as of March 31, 1996 to $12,133,111 as of March 31, 1997.
               Therefore, the total performing mortgage loans, church bonds and performing interim construction loans held by the Trust increased from $29,763,879 as of March 31, 1996 to $31,310,960 as of March
               31, 1997.

               In fiscal 1997, the average aggregate amount of total debt outstanding was $1,353,139 less than in fiscal 1996. Furthermore, interest expense decreased by $183,901. Such decrease was primarily due to a decrease in the debt of the Trust and secondarily to a decrease in the Trust's cost of funds. The approximate weighted average annual interest rate upon the aggregate outstanding debt decreased from 7.72% during fiscal 1996 to 7.12% during fiscal 1997.

               The net income of the Trust for 1997 was $2,126,758 ($.30 per share), a decrease of $232,372 (9.85%) from the previous fiscal year. Such decrease was primarily attributable to a decrease in net interest income in fiscal 1997 as compared to fiscal 1996 as discussed above and to an increase in the provision for possible credit losses. The increase provision was due to an increase in non-performing assets and the general risk in the portfolio. Dividends related to 1997 were $2,312,442 or $.33 per share.
               Dividends are based on taxable income which varies from net income reported in the financial statements because of temporary differences (differences between the tax basis of an asset or liability and its reported amount in the financial statements that will result in taxable or deductible amounts in future years). Future dividends may be less than net income reported in the financial statements because of variances in these temporary differences.

               During fiscal 1997, the prime interest rate increased from 8.25% at March 31, 1996 to 8.50% per annum at March 31, 1997. Should the prime interest rate decrease during fiscal 1998, the interest expense of the Trust will generally decrease and the net income of the Trust will in turn generally increase. Should the prime interest rate increase during fiscal 1998, the interest expense of the Trust will generally increase and the net income of the Trust will in turn generally decrease.

               Principal payments received on the interim and permanent loan portfolio and the church bonds held by the Trust decreased from $18,434,281 during fiscal 1996 to $14,921,586 during fiscal 1997, a decrease of 19.06%. This decrease was primarily attributable to the increase in interim loans held by the Trust as of March 31, 1997 which were not paid off during the fiscal year and to an increase in the amount of non-performing loans of the Trust from $2,769,345 as of March 31, 1996 to $3,158,484 as of March 31,
               1997. The non-performing loans of the Trust as compared to the entire loan portfolio of the Trust increased from 8.51% as of March 31, 1996 to 9.16% as of March 31, 1997.

               LIQUIDITY AND CAPITAL RESOURCES

               The Trust is engaged primarily in the business of making permanent and interim loans to churches and other non-profit organizations. To fully utilize the Trusts resources, in 1995, the Trust began making certain interim real estate construction loans to entities other than churches. At March 31, 1997, the Trust had $6,584,000 in commitments to one borrower to finance the construction of three assisted-living centers. The assets of the Trust primarily consist of its loan portfolio and its office building and facilities. The operational expense of the Trust is comprised of the maintenance of its office building, the payment of the salaries of its management and clerical staff and the payment for legal and accounting services. Substantially all of the Trust assets are invested in the permanent and interim loans made by the Trust. The only potential liquidity problems of the Trust are related to the timely and proper repayment by the Trust of the leveraged funds it has borrowed to make loans in excess of its capital and the ability to fund loan commitments which totalled $13,580,000 at March 31, 1997. All of the indebtedness of the Trust is generally classified as short term having maturities ranging from "on demand" to maturities repayable over various periods extending through 2000.

               The annual maturities upon all debt obligations of the Trust outstanding as of March 31, 1997 for the next three fiscal years are: 1998-$9,558,747; 1999--$2,716,725; and 2000-$1,344,376.
               These debt obligations primarily consist of the Trust's bank line of credit, Master Note Agreements and Secured Savings Certificates ("Certificates") which have been previously issued by the Trust. Certificates outstanding as of March 31, 1997 that will mature during the next three years are: 1998--$3,512,871; 1999-$2,716,725; and 2000-$1,344,376.

               At March 31, 1997 loans to the Trust under Master Note Agreements which are in effect demand notes total $4,312,875. In the past, the Trust has utilized its bank line of credit, principal paid to the Trust upon its outstanding loan portfolio, and the proceeds received from the sale of Certificates in order to meet its maturing obligations.

               At March 31, 1997, the balance which could be borrowed by the Trust upon its bank line of credit was $8,266,999. The principal payments scheduled to be received by the Trust upon its loan portfolio for the years ending March 31, 1998, 1999 and 2000 are $16,449,579, $1,613,230, and $1,445,402, respectively. Assuming all of these scheduled principal payments are received, these payments, together with the balance available to Church Loans on its bank line of credit, would allow Church Loans to have sufficient funds to meet its maturing obligation and fund loan commitments without the necessity for Church Loans having to sell any additional Certificates or borrow funds from other sources.

               During fiscal 1997 and 1996 the Trust sold Certificates in the principal amounts of $2,648,579 and $4,595,999, respectively. Due to the cost of registration and of sales of such Certificates, the cost of these funds are normally higher than the cost of borrowing from bank sources or master notes. Therefore, the Trust is presently considering discontinuing the registration of Certificates and seeking additional bank financing. If so, the Trust will have to cease the sales of Certificates as of July 16, 1997. Based upon the success of the Trust to obtain borrowings in the past, the Trust is confident that, should it be necessary, it will be able to sell Certificates or obtain additional bank financing in the future in sufficient amounts for the Trust to timely meet all of its obligations. To the extent that Certificates sold by the Trust have maturity dates of one year, or less, the financial condition of the Trust would not be substantially improved since the proceeds received by the Trust from the sale of Certificates will, of necessity, be used to pay the principal and interest upon Certificates maturing in this period.

               Should all the scheduled principal payments upon loans made by the Trust not be received, and should the Trust elect not to sell Certificates or be unable to sell Certificates with maturity dates and in amounts described above or should the Trust be unable to borrow against its line of credit, and should borrowings from other sources not be available it would be necessary for the Trust to sell a portion of its mortgage loan portfolio in order for it to meet all of its financial obligations. At March 31, 1997, the principal balance of the loan and church bond portfolio of the Trust was $34,469,444. The weighted average interest rate on loans and church bonds was 10.82% per annum. In view of the normal marketability of conventional loans, the Trust would probably be required to discount the great majority of these loans in order for them to be attractive for purchase. The principal amount of these loans if discounted to yield a weighted average interest rate of 12%, 14% and 16% would be $31,079,950, $26,639,957, and $23,309,963, respectively. There is no assurance that the Trust would be able to sell all, or a portion of, its portfolio of loans, in which event, it would be necessary for the Trust to secure a loan, or loans, from a lender in order for the Trust to meet its financial obligations. There is no assurance that the Trust would be able to secure a loan in such instance. The Trust has sold only one of the loans in its mortgage loan portfolio and therefore has limited experience in this area.

               Principal payments scheduled to be received by the Trust upon its permanent loan portfolio during the years ending March 31, 1998, 1999 and 2000, if not used to fund new loan commitments, would be used to reduce the outstanding indebtedness of the Trust. Should the Trust use the payments of principal which shall be received upon its loan portfolio to reduce its outstanding indebtedness, the interest expense of the Trust will decrease. In such instance, whether the decrease in the interest income will exceed, or be less than, the decrease in the interest expense will largely be dependent upon the prime rate of interest prevailing at such time due to the fact that the interest to be earned by the Trust upon its mortgage loan portfolio is generally based upon a fixed rate of interest or a variable rate of interest that periodically reprices, while the interest to be paid by the Trust upon its outstanding debts is directly, or indirectly, tied to the prime rate of interest charged by major domestic banks.

               As of March 31, 1997, a substantial portion of the promissory notes evidencing the loans made by the Trust have been pledged to secure its outstanding indebtedness. At March 31, 1997 promissory notes in the principal amount of $9,087,494 had been pledged to secure Certificates which had been previously sold by the Trust. The required collateral for these Certificates (based on the ratio of 1.25 to 1 of notes pledged to the principal balance of the Certificates in Series A-N and a ratio of 1.0 to 1 for Certificates in Series O) was $7,832,722, leaving an excess of promissory notes which have been pledged by the Trust to secure said Certificates of $1,254,772. Additionally, promissory notes totalling $8,013,983 were pledged against the bank line of credit which had a total outstanding balance of $1,733,001. The required collateral for this bank loan was $1,906,301, leaving an excess of promissory notes which have been pledged to secure said bank notes of $6,107,682. These excess promissory notes may be reassigned by the Indenture Trustee or bank to the Trust to be sold in order for the Trust to meet its financial obligations.
               Should it be necessary in order for the Trust to meet its financial obligations, these excess notes amounting to $7,362,454 and other additional promissory notes in the approximate amount of $17,367,967 (for a total amount of $24,730,421) would be available to be sold by the Trust to meet its financial obligations. Should the excess promissory notes be assigned by the Indenture Trustee or bank to the Trust as heretofore described, all outstanding Certificates sold by the Trust and the bank line of credit would continue to be secured by the required ratio of notes pledged to the principal balance of these Certificates and the bank line of credit. There is no assurance that the Trust would be able to sell all, or any portion of these notes.

               Cash flows from operating activities consists primarily of net income. The primary components of net income are interest income and expense. Interest income should continue to be the main source of cash provided by operating activities; however, the availability of this cash flow is dependent upon the ability of the borrowers to repay loans. Although there was an increase in the amount of non-performing loans as of March 31, 1997 compared to March 31, 1996, management does not expect material increases in such loans in the future. Accordingly, cash provided by operating activities has been and is expected to be a relatively stable source of cash flow.

               Cash flows from investing activities results primarily from investment in and payments received on mortgage and interim construction loans and church bonds.

               Cash flows from financing activities relate primarily to the sale of and payments on Certificates and borrowings and payments on notes payable and the line of credit. Certificates are sold and borrowings are made as funds are needed to make loans or as current obligations become due. Based upon the success of the Trust to sell Certificates and obtain borrowings in the past, the Trust is confident that it will be able to sell Certificates and obtain borrowings in the future in sufficient amounts, along with payments to be received on loans, to timely meet its obligations.

               INFLATION

               At March 31, 1997, the weighted average interest rate on the mortgage loan and church bond portfolio of the Trust was 10.82% per annum while the weighted average interest rate upon all borrowings of the Trust was 7.36% per annum. Although a majority of the loans constituting the loan portfolio of the Trust have been made at variable rates of interest that generally reprice either daily or annually, a portion of the loans constituting the Trust's loan portfolio have been made at fixed rates of interest and therefore are not subject to being increased or decreased during the term of the loan. All of the indebtedness of the Trust is either directly or indirectly tied to the prime rate of interest charged by major banking institutions and therefore is subject to fluctuation. During periods of inflation, the prime rate of interest charged by major banking institutions, as well as the interest rate or cost of borrowing money from any lender, generally increases. Consequently, during an inflationary period the interest expense of the Trust would increase. Since the interest income of the Trust would not increase as rapidly, an increase in the interest expense of the Trust would decrease the net income of the Trust. However, interest income should subsequently increase as variable rate loans reprice. Should the amount of the loans and the amount of the indebtedness of the Trust remain constant, and should the weighted average interest rate upon the indebtedness increase to approximately 28.20% per annum, the interest income and the interest expense of the Trust would be substantially equal.

     Item 7:   FINANCIAL STATEMENTS

               Financial Statements at March 31, 1997, and 1996 and for each of the years in the two-year period ended March 31, 1997, are incorporated by reference from Pages 13 through 27 of the 1997 Annual Report to Shareholders.

               The report of independent auditors with respect to the financial statements at March 31, 1997, and 1996 and for each of the years in the two-year period ended March 31, 1997 is incorporated by reference from Page 12 of the 1997 Annual Report to Shareholders.

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

                                    PART III

     Item 9: DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

               (a) Board of Trust Managers. The following information is furnished as to each individual who now serves as a member of the Board of Trust Managers of the Trust:

               B. R. McMorries, age 70, is a consulting engineer. He has served as a Trust Manager since 1963. He serves as Chairman of the Board of Trust Managers.

               Foy W. Shackelford, age 82, is a retired dentist. He has served as a Trust Manager since 1963.

               Everett B. Blanton, age 75, is a retired dentist. He has served as a Trust Manager since 1963.

               Larry Brown, age 54, is the President of Larry Brown Realtors, Inc. and is a licensed realtor. He has served as a Trust Manager since 1981. He serves as Secretary of the Board of Trust Managers.

               Jack R. Vincent, age 67, is engaged in farming and ranching operations. He has served as a Trust Manager since 1989.

               Robert E. Martin, age 47, is the President/CEO of Santa Fe Federal Credit Union. He has served as a Trust Manager since 1990. He serves as Vice-Chairman of the Board of Trust Managers.

               Steve Rogers, age 49, is the President of Steve Rogers Co., a real estate appraisal firm. He has served as a Trust Manager since 1990.

               Mike Bahn, age 53, is the President of Amarillo Blueprint Co., an office equipment and supply and reproduction services business. He has served as a Trust Manager since May, 1997. Pursuant to the ByLaws of the Trust, the Board of Trust Managers appointed Mr. Bahn to the Board of Trust managers at its May, 1997 meeting.

               (b) Executive Officers. The following information is furnished as to each individual who now serves as an executive officer of the Trust who is not mentioned under "Board of Trust Managers" above:

               M. Kelly Archer, age 45, serves as Manager of Operations and Chief Financial Officer of the Trust. As such Mr. Archer functions as the Executive Officer of the Trust. Mr. Archer has held this position for 15 years.

     Item 10:  EXECUTIVE COMPENSATION

               (a)  Executive Officers:

               The following table sets forth certain information regarding compensation paid during each of the Trust's last three fiscal years to the Trust's Manager of Operations (CEO). The Trust has no other executive officers whose salary, bonuses and other compensation earned during fiscal 1997 exceeded $100,000 for services rendered in all capacities.

                                         Annual Compensation
                                _____________________________________
         Name and Principal     Fiscal                   Other Annual
              Position           Year  Salary    Bonus   Compensation
         _____________________  _____  _______   _____   ____________

         CEO-M. Kelly Archer     1997 $101,267     0        $6,520
         Manager of              1996  110,333     0         6,665
         Operations              1995  112,200     0         6,050

               (b) Trust Managers' Compensation:

               The Board of Trust Managers of the Trust were paid $39,700 in cash as a group during the last fiscal year for services as Trust Managers. The Chairman of the Board of Trust Managers, B. R. McMorries, is paid $400 per month for serving in such capacity. The remaining members of the Board of Trust Managers are paid $200 per month for serving as a member of the board. All Trust Managers are paid an additional $100 per board or committee meeting attended. In addition, a Trust Manager receives $200.00 per day for their services when out of town on trust business. This is done on a very limited basis to inspect the collateral to secure a prospective loan.

               The members of the Board of Trust Managers of the Trust are not otherwise employed or compensated by the Trust.

     Item 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

               MANAGEMENT

               (a) The following table indicates the persons known by the Trust to own beneficially more than 5 percent of the shares of beneficial interest in the Trust:

              Name and Address of       Amount of and Nature            Percent
                Beneficial Owner       of Beneficial Ownership          of Class
              ___________________      _______________________          ________

                B. R. McMorries                359,610                    5.13%

               (b) The following table indicates the number of shares of beneficial ownership interest in the Trust owned by the Board of Trust Managers and Executive Officers, individually and as a group:

              Name and Address of       Amount of and Nature            Percent
                Beneficial Owner       of Beneficial Ownership          of Class
         _______________________________________________________________________

                B. R. McMorries                359,610                    5.13%

                Foy W. Shackelford              22,909                    0.327%

                Everett B. Blanton               2,602                    0.037%

                Larry Brown                     27,254                    0.389%

                Jack R. Vincent                  5,564                    0.079%

                Robert E. Martin                 3,012                    0.043%

                Steve Rogers                     1,300                    0.019%

                Mike Bahn                          110                    0.002%

                M. Kelly Archer                 77,327                    1.10%
                                               _______                    ______
             All Trust Managers and
               Executive Officers              499,688                     7.13%
               as a Group

     Item 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               The Trust issues a limited number of "Master Notes" which are unsecured debt instruments of the Trust. The Trust pays the obligee of such notes interest at the rate of one percent per annum (1%) less than the prime lending rate of Boatmen's First National Bank of Amarillo, the Trust's primary lender. As of March 31, 1997, the Trust had entered into Master Note Agreements with B. R. McMorries, Chairman of the Board of Trust Managers, and related persons, in the amount of $638,900; with Foy W. Shackelford, Member of the Board of Trust Managers, in the amount of $298,472; and with Larry Brown, Secretary of the Board of Trust Managers, and related persons, in the amount of $178,026. Furthermore, as of March 31, 1997, the Trust had issued and outstanding Certificates issued to B. R. McMorries, Chairman of the Board of Trust Managers, and related persons, in the amount of $290,000. The terms of such Master Notes and Certificates are the same as Master Notes and Certificates entered into with other unrelated persons, except as to the amounts thereof.

     Item 13:  EXHIBITS AND REPORTS ON FORM 8-K

               (a) Exhibits

               The Exhibits listed on the accompanying Index to Exhibits are filed as a part of this Annual Report.

               (b) Reports on Form 8-K

               None

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CHURCH LOANS & INVESTMENTS TRUST


DATE:  June 25, 1997              By: /S/ B.R. McMorries
                                      __________________
                                      B.R. McMorries,
                                      Chairman of the Board of
                                      Trust Managers

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                 Capacity                  Date
         _____________________  _______________________      _______

         /s/ B.R. McMorries     Chairman of the Board        6-25-97
         __________________      of Trust Managers
         B.R. McMorries          (Principal executive
                                  officer)

         __________________     Vice-Chairman of the         ___/___/___
         Foy W. Shackelford      Board of Trust Managers


         /s/ Larry Brown        Secretary of the Board       6-25-97
         __________________      of Trust Managers
         Larry Brown


         /s/ M. Kelly Archer    Principal financial and      6-25-97
         __________________      accounting officer
         M. Kelly Archer


         __________________     Trust Manager                ___/___/___
         Everett B. Blanton

         /s/ Jack R. Vincent    Trust Manager                6-25-97
         __________________
         Jack R. Vincent


                                Trust Manager                ___/___/___
         __________________
         Robert E. Martin


         /s/ Steve Rogers       Trust Manager                6-25-97
         __________________
         Steve Rogers


         /s/ Mike Bahn          Trust Manager                6-25-97
         __________________
         Mike Bahn

                        CHURCH LOANS & INVESTMENTS TRUST

                               INDEX TO EXHIBITS

                                   Item 13(a)

         (2)      None

         (3)  -   Declaration of Trust of Church Loans & Investments Trust,
                  as amended, has been previously filed under File No. 2-
                  51235 and is incorporated herein by reference.

                  Bylaws of Church Loans & Investments Trust, as amended, has been previously filed under File No. 2-51235 and is incorporated herein by reference.

         (4)  -   None other than those listed in (3) above.

         (9)  -   None

         (10) -   None

         (11) - Statement regarding computation of per share earnings - omitted since information necessary to make the computation is included in the Financial Statements and
                  Note 4 thereto.

         (13) -   Pages 12 through 27 of the 1997 Annual Report to
                  Shareholders

         (16) -   None

         (18) -   None

         (21) -   None

         (22) -   None

         (23) -   None

         (24) -   None

         (27) -   Financial Data Schedule

         (28) -   None