Form 10QSB
period 1997-06-30
CHURCH LOANS & INVESTMENTS TRUST
filed 1997-08-14
CIK 20199

================================================

                    U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   ----------

                                  FORM 10-QSB

                     [x] QUARTERLY REPORT UNDER SECTION 13
                      OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                  For the quarterly period ended June 30, 1997

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

                               Yes [ X ] No [ _ ]


     As of June 30, 1997, 7,007,402 shares of the Registrant's shares of beneficial interest were outstanding.

     Transitional Small Business Disclosure Format (check one)

                               Yes [ _ ] No [ X ]

                        CHURCH LOANS & INVESTMENTS TRUST



                                     INDEX

                                                                     Page
                                                                     ----
        Part I.

             Item 1:  Financial Information:

                      Condensed Balance Sheets at June 30, 1997
                          and March 31, 1997 .......................   1

                      Condensed Statements of Income for the
                          three-month periods ended June 30, 1997
                          and 1996 .................................   2

                      Condensed Statements of Cash Flows
                          for the three-month periods ended
                          June 30, 1997 and 1996 ...................   3

                      Notes to Condensed Financial Statements .....    4

             Item 2:  Management's Discussion and Analysis or
                       Plan of Operation ..........................    6


        Part II.  Other Information ...............................    7

        Signatures ................................................    8

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      Condensed Balance Sheets (Unaudited)
                        June 30, 1997 and March 31, 1997

                  ASSETS                          JUNE 30, 1997   MARCH 31, 1997
                  ------                          -------------   --------------

CASH AND CASH EQUIVALENTS ......................   $  2,733,540    $    586,629
RECEIVABLES

    Mortgage loans and church bonds -
     performing ................................     17,750,895      19,177,849
    Interim construction loans - performing ....      9,757,962      12,133,111
    Nonearning mortgage loans, church bonds
     and interim construction loans ............      2,998,476       3,158,484
    Less: Allowance for possible credit losses .       (900,213)       (855,213)
                                                   ------------    ------------
                                                     29,607,120      33,614,231
                                                   ------------    ------------
    Accrued interest receivable ................        374,962         303,756
    Notes receivable ...........................        544,393         536,453
                                                   ------------    ------------
                  Total receivables ............     30,526,475      34,454,440

PROPERTY AND EQUIPMENT, net ....................        209,373         213,291
UNAMORTIZED DEBT EXPENSE, net and other assets .        206,026         201,392
                                                   ------------    ------------
TOTAL ASSETS ...................................   $ 33,675,414    $ 35,455,752
                                                   ============    ============
       LIABILITIES AND SHAREHOLDERS' EQUITY
       ------------------------------------
LIABILITIES
    Notes payable and line of credit:
      Related party ............................   $  1,658,638    $  1,648,660
      Other ....................................      2,751,762       4,397,216
                                                   ------------    ------------
                                                      4,410,400       6,045,876
                                                   ------------    ------------
    Secured savings certificates:
      Related party ............................        290,000         315,692
      Other ....................................      7,246,230       7,258,280
                                                   ------------    ------------
                                                      7,536,230       7,573,972
    Accrued interest payable ...................         57,555          45,211
    Other ......................................        665,658         555,574
                                                   ------------    ------------
                  Total liabilities ............     12,669,843      14,220,633
                                                   ------------    ------------
SHAREHOLDERS' EQUITY
    Shares of beneficial interest, no par value;
     authorized shares unlimited, 7,007,402
     shares issued and outstanding .............     20,623,866      20,623,866
    Undistributed net income ...................        381,705         611,253
                                                   ------------    ------------
                  Total shareholders' equity ...     21,005,571      21,235,119
                                                   ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .....   $ 33,675,414    $ 35,455,752
                                                   ============    ============
     These financial statements should be read only in connection with the accompanying notes to financial statements.

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)

                   Condensed Statements of Income (Unaudited)
                Three-month periods ended June 30, 1997 and 1996

                                              THREE-MONTH PERIODS ENDED JUNE 30,
                                                           1997         1996
                                                           ----         ----
INTEREST INCOME AND FEES
     Interest and fees on mortgage loans, church
       bonds and interim construction loans ..........   $  933,207   $  888,589
     Interest on temporary investments ...............       29,649        7,727
                                                         ----------   ----------
                  Total interest income and fees .....      962,856      896,316
                                                         ----------   ----------

DEBT EXPENSE
     Interest ........................................      233,676      229,180
     Amortization of:
       Registration costs ............................        4,374       10,610
       Commissions paid to brokers ...................       29,595       14,719
                                                         ----------   ----------
                  Total debt expense .................      267,645      254,509
                                                         ----------   ----------
                  Net interest income ................      695,211      641,807

PROVISION FOR POSSIBLE CREDIT LOSSES .................       45,000       22,500
                                                         ----------   ----------
                  Net interest income less provision for
                    possible credit losses ...........      650,211      619,307
                                                         ----------   ----------

OTHER INCOME .........................................        2,013        2,698

OTHER OPERATING EXPENSES
     General and administrative ......................      165,466      139,613
     Board of Trust Managers' fees ...................       11,939       10,768
                                                         ----------   ----------
                  Total other operating expenses .....      177,405      150,381
                                                         ----------   ----------

                  Income before provision for
                   income taxes ......................      474,819      471,624

PROVISION FOR INCOME TAXES ...........................        3,627         --
                                                         ----------   ----------
NET INCOME ...........................................   $  471,192   $  471,624
                                                         ==========   ==========
WEIGHTED AVERAGE NUMBER
     OF SHARES OUTSTANDING ...........................    7,007,402    7,007,402
                                                         ==========   ==========
NET INCOME PER SHARE .................................   $      .07   $      .07
                                                         ==========   ==========
DIVIDENDS PER SHARE ..................................   $      .10   $      .09
                                                         ==========   ==========

     These financial statements should be read only in connection with the accompanying notes to financial statements.

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)
                 Condensed Statements of Cash Flows (Unaudited)
                Three-month periods ended June 30, 1997 and 1996

                                              THREE-MONTH PERIODS ENDED JUNE 30,
                                                        1997            1996
                                                        ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income ..................................   $   471,192    $   471,624
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation ............................         3,918          3,920
         Amortization of debt expense ............        25,329         25,329
         Amortization of loan discounts ..........       (19,434)       (25,971)
         Provision for possible credit losses ....        45,000         22,500
         Changes in:
           Accrued interest receivable ...........       (71,206)       (14,091)
           Accrued interest payable ..............        12,344         15,641
           Federal income taxes payable ..........          --           (7,060)
           Other liabilities .....................       110,084        100,251
           Other, net ............................         3,400        (27,270)
                                                     -----------    -----------
                  Net cash provided by operating
                   activities ....................       580,627        564,873
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in mortgage and interim
      construction loans and church bonds ........    (4,685,728)    (5,718,352)
     Payments received on mortgage and interim
       construction loans and church bonds .......     8,667,273      3,310,150
     Investments in notes receivable .............       (90,452)      (261,768)
     Payments received on notes receivable .......        82,512         89,327
                                                     -----------    -----------
                  Net cash provided (used) by
                   investing activities ..........     3,973,605     (2,580,643)
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Sale of secured savings certificates ........     2,435,121        357,940
     Borrowings on notes payable .................       788,454      4,057,213
     Principal payments on:
       Secured savings certificates ..............    (2,472,863)       (18,000)
       Notes payable .............................    (2,423,930)    (2,231,895)
     Commissions paid to broker on issuance of secured
       savings certificates ......................       (33,363)        (5,428)
     Cash dividends ..............................      (700,740)      (630,666)
                                                     -----------    -----------
                  Net cash provided (used) by
                   financing activities ..........    (2,407,321)     1,529,164
                                                     -----------    -----------
                  Increase (decrease) in cash
                   and cash equivalents ..........     2,146,911       (486,606)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD .............................       586,629        722,430
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .......   $ 2,733,540    $   235,824
                                                     ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid during the period for interest ....   $   221,332    $   213,539
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

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)

               Notes to Condensed Financial Statements (Unaudited)

NOTE 1 - GENERAL

See Summary of Significant Accounting Policies in the Trust's Annual Report on Form 10- KSB405 for a summary of the Trust's significant accounting policies.

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

NOTE 2 - WEIGHTED AVERAGE INTEREST RATES

Weighted average interest rates and net interest rate margins at June 30, 1997 and 1996, were as follows:

                                  Mortgage loan and       Total     Net interest
                                 church bond portfolio indebtedness  rate margin
                                 --------------------- ------------ ------------
         June 30, 1997                  10.54%           7.29          3.25
         June 30, 1996                  10.39            7.21          3.18

NOTE 3 - CONTRACTUAL MATURITIES

Scheduled principal payments on mortgage loans, church bonds and interim loans and indebtedness (including secured savings certificates and notes payable) outstanding at June 30, 1997, for the five twelve-month periods subsequent to June 30, 1997, follow:

            Twelve-month period   Mortgage loans, church bonds
              ending June 30,          and interim loans        Indebtedness
              ---------------          -----------------        ------------
                   1998  ....            $13,610,855             6,965,732
                   1999  ....              1,289,801             3,655,898
                   2000  ....              1,147,127             1,325,000
                   2001  ....              1,034,463                  -
                   2002  ....                950,500                  -
                                       --------------           ------------

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)

               Notes to Condensed Financial Statements (Unaudited)

NOTE 4 - MORTGAGE LOANS, CHURCH BONDS AND INTERIM CONSTRUCTION
              LOANS

Mortgage loans, church bonds and interim construction loans on which the accrual of interest had been discontinued amounted to $2,998,476 and $3,962,215 at June 30, 1997 and 1996, respectively. If interest on these mortgage loans, church bonds and interim construction loans had been accrued as earned, interest and fees on loans in the accompanying condensed statements of income would have been increased by approximately $60,000 and $98,000 for the three-month periods ended June 30, 1997 and 1996, respectively.

NOTE 5 - SECURED SAVINGS CERTIFICATES

Secured Savings Certificates (Certificates) are issued in amounts of $1,000 or more and have single maturity dates from 30 days to 10 years from date of issue. With respect to an individual certificate, interest rate and frequency of payment of interest (either monthly, quarterly, semiannually, annually or at maturity) are fixed at the time of issuance of the Certificate. Church Loans has an agreement with Great Nation Investment Corporation (Great Nation) whereby Great Nation will use its best efforts to sell SSCs registered by Church Loans. The agreement provides that Church Loans will pay Great Nation a commission on the basis of an annualized rate equal to three-fourths of one percent per annum of the face amount of each certificate sold by Great Nation.

Certificates are secured under the terms of an indenture that requires, among other things, the pledge of mortgage notes receivable with total unpaid principal amounts not less than 100% or 125% of the aggregate principal amount of Certificates outstanding.

NOTE 6 - SUBSEQUENT EVENT

During July 1997, the Trust foreclosed on a nonearning loan that had a recorded principal balance of approximately $979,000. Management believes that the loss, if any, from the ultimate disposition of the property will not be significant.

                   This information is an integral part of the
                       accompanying financial statements.

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)

Item 2. Management's Discussion and Analysis or Plan of Operation

Results of Operations - Three-Month Period Ended June 30, 1997 as Compared to the Three-Month Period Ended June 30, 1996:

                                    REVENUES

The Trust's revenues are derived from interest income earned on mortgage loans as well as, to a lesser degree, interest earned on church bonds and short-term investments. The increase in the Trust's revenues of $66,540 for the three-month period ended June 30, 1997, as compared to the corresponding period in 1996 is primarily due to a decrease in the amount of nonearning loans and an increase in the average rate of return of the mortgage loan and church bond portfolio from 10.39% at June 30, 1996 to 10.54% at June 30, 1997.

                                INTEREST EXPENSE

The most significant expense item is interest expense which comprised the majority of total operating expense for each of the three-month periods ended June 30, 1997 and 1996. The increase of $4,496 in interest expense resulted from an increase in the weighted average interest rate on all indebtedness from 7.21% at June 30, 1996, to 7.29% at June 30, 1997 which was partially offset by a decrease in the average total amount of indebtedness outstanding during the three-month period ended June 30, 1997 as compared to the same period ended June 30, 1996.

                            OTHER OPERATING EXPENSES

Other operating expenses were $177,405 for the three months ended June 30, 1997, or $27,024 more than the comparable period in 1996. The increase was primarily caused by increased legal and other fees and other costs incurred in the collection of several nonearning loans.

                                    LIQUIDITY

The Trust's cash and cash equivalents increased from $586,629 at March 31, 1997 to $2,733,540 at June 30, 1997. The increase is largely attributable to payments, including the payoff of several large loans, of approximately $8,667,000 being received on mortgage and interim construction loans during the three-month period ended June 30, 1997. Although these payments improved the liquidity of the Trust, future earnings are likely to be adversely affected until additional loans are funded.

Due to the cost of registration and of sales of Secured Savings Certificates (Certificates), the cost of these funds are normally higher than the cost of borrowing from bank sources or master notes; therefore, the Board of Trust Managers have decided not to register additional Certificates. Accordingly, the Trust is not able to sell these certificates after July 1997 and does not have this source of funds available to meet its liquidity needs. The Trust is in the process of negotiating an increase in its bank line of credit. Management believes that the increased line of credit will be secured and the Trusts liquidity will not be adversely affected, particularly in light of the loan payments mentioned above.

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

                                                CHURCH LOANS & INVESTMENTS TRUST



DATE: August 14, 1997                           BY:/s/ B.R. McMorries
                                                   -----------------------------
                                                   B.R. McMorries,
                                                   Chairman of the Board of
                                                   Trust Managers


DATE: August 14, 1997                           BY:/s/ Kelly Archer
                                                   -----------------------------
                                                   Kelly Archer
                                                   Chief Financial Officer