Form 10QSB
period 1997-09-30
CHURCH LOANS & INVESTMENTS TRUST
filed 1997-11-13
CIK 20199

================================================

                    U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   ----------

                                  FORM 10-QSB

                     [x] QUARTERLY REPORT UNDER SECTION 13
                      OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                For the quarterly period ended September 30, 1997

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

                               Yes [ X ] No [ _ ]


     As of September 30, 1997, 7,007,402 shares of the Registrant's shares of beneficial interest were outstanding.

     Transitional Small Business Disclosure Format (check one)

                               Yes [ _ ] No [ X ]

                        CHURCH LOANS & INVESTMENTS TRUST



                                     INDEX

                                                                     Page
                                                                     ----
        Part I.

             Item 1:  Financial Information:

                      Condensed Balance Sheets at September 30, 1997
                          and March 31, 1997 .......................   1

                      Condensed Statements of Income for the
                          three-month and six-month periods ended
                          September 30, 1997 and 1996 ..............   2

                      Condensed Statements of Cash Flows
                          for the six-month periods ended
                          September 30, 1997 and 1996 ..............   3

                      Notes to Condensed Financial Statements .....    4

             Item 2:  Management's Discussion and Analysis or
                       Plan of Operation ..........................    6


        Part II.  Other Information ...............................    8

        Signatures ................................................    9

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      Condensed Balance Sheets (Unaudited)
                      September 30, 1997 and March 31, 1997

                  ASSETS                     SEPTEMBER 30, 1997   MARCH 31, 1997
                  ------                     ------------------   --------------
CASH AND CASH EQUIVALENTS .....................        $ 470,357       $ 586,629
RECEIVABLES
     Mortgage loans and church bonds -
      earning ...................................     17,469,062      19,177,849
     Interim construction loans - earning .......     12,982,132      12,133,111
     Nonearning mortgage loans, church bonds
      and interim construction loans ............      1,885,670       3,158,484
     Less: Allowance for possible credit losses .      (945,213)       (855,213)
                                                   -------------   -------------
                                                      31,391,651      33,614,231
                                                   -------------   -------------
     Accrued interest receivable ................        445,134         303,756
     Notes receivable ...........................        506,812         536,453
                                                   -------------   -------------
                   Total receivables ............     32,343,597      34,454,440
                                                   -------------   -------------
 PROPERTY AND EQUIPMENT, net ....................        205,455         213,291
 REAL ESTATE ACQUIRED THROUGH FORECLOSURE .......      1,169,448         119,950
 UNAMORTIZED DEBT EXPENSE, net and other assets .         91,474          81,442
                                                   -------------   -------------
 TOTAL ASSETS ...................................    $34,280,331     $35,455,752
                                                   =============   =============
        LIABILITIES AND SHAREHOLDERS' EQUITY
 LIABILITIES
     Notes payable and line of credit:
       Related party ............................     $1,637,304      $1,648,660
       Other ....................................      2,782,002       4,397,216
                                                   -------------  --------------
                                                       4,419,306       6,045,876
                                                   -------------  --------------
     Secured savings certificates:
       Related party ............................        240,000         315,692
       Other ....................................      7,398,262       7,258,280
                                                   -------------  --------------
                                                       7,638,262       7,573,972
     Accrued interest payable ...................         33,045          45,211
     Other ......................................        614,515         555,574
                                                   -------------  --------------
                   Total liabilities ............     12,705,128      14,220,633
                                                   -------------  --------------
 SHAREHOLDERS' EQUITY
     Shares of beneficial interest, no par value;
      authorized shares unlimited, 7,007,402
      shares issued and outstanding .............     20,623,866      20,623,866
     Undistributed net income ...................        951,337         611,253
                                                   -------------  --------------
                   Total shareholders' equity ...     21,575,203      21,235,119
                                                   -------------  --------------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .....    $34,280,331     $35,455,752
                                                   =============  ==============

     These financial statements should be read only in connection with the accompanying notes to financial statements.

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)

                   Condensed Statements of Income (Unaudited)
                     Three-month and six-month periods ended
                           September 30, 1997 and 1996

                              THREE-MONTH PERIODS ENDED  SIX-MONTH PERIODS ENDED
                                     SEPTEMBER 30,            SEPTEMBER 30,
                                   1997         1996        1997         1996
                                   ----         ----        ----         ----
 INTEREST INCOME AND FEES
     Interest and fees on mortgage
      loans, church bonds, and
      interim construction loans $952,766   $1,005,626   $1,885,973   $1,894,215
     Interest on temporary
        investments ..........     31,940       10,006       61,589       17,733
                                 --------     --------     --------     --------
           Total interest
            income and fees ...   984,706    1,015,632    1,947,562    1,911,948
                                 --------     --------     --------     --------
 DEBT EXPENSE
     Interest ................    228,860      248,897      462,536      478,077
     Amortization of:
        Registration cost ....          -        6,553        4,374       17,163
        Commissions paid to
          brokers ............          -       15,006       29,595       29,725
                                 --------     --------     --------     --------
           Total debt expense ... 228,860      270,456      496,505      524,965
                                 --------     --------     --------     --------
           Net interest income .. 755,846      745,176    1,451,057    1,386,983
 PROVISION FOR POSSIBLE
     CREDIT  LOSSES .............  45,000       22,500       90,000       45,000
                                 --------     --------     --------     --------
           Net interest income
             less provision for
             possible credit
             losses ............. 710,846      722,676    1,361,057    1,341,983
 OTHER INCOME ...................  36,898        2,427       38,911        5,125
 OTHER OPERATING EXPENSES
     General and administrative . 165,579      119,919      331,045      259,532
     Board of Trust Managers'
      fees ......................  12,533       10,014       24,472       20,782
                                 --------     --------     --------     --------
           Total other
            operating expenses .. 178,112      129,933      355,517      280,314
                                 --------     --------     --------     --------
           Income before provision
               for taxes ........ 569,632      595,170    1,044,451    1,066,794
 PROVISION FOR INCOME TAXES .....       -            -        3,627            -
                                 --------     --------    ---------    ---------
 NET INCOME .....................$569,632     $595,170   $1,040,824   $1,066,794
                                 ========     ========    =========    =========
 WEIGHTED AVERAGE NUMBER
     OF SHARES OUTSTANDING .....7,007,402    7,007,402    7,007,402    7,007,402
                                =========    =========    =========    =========
 NET INCOME PER SHARE ..........     $.08         $.08         $.15         $.15
                                =========    =========    =========     ========
 DIVIDENDS PER SHARE ...........        -            -          .10          .09
                                =========    =========    =========     ========

      These financial statements should be read only in connection with the accompanying notes to financial statements.

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)

                 Condensed Statements of Cash Flows (Unaudited)
               Six-month periods ended September 30, 1997 and 1996

                                                        SIX-MONTH PERIODS
                                                       ENDED SEPTEMBER 30,
                                                      1997            1996
                                                      ----            ----
 CASH FLOWS FROM OPERATING ACTIVITIES
     Net income .............................     $1,040,824     $1,066,794
     Adjustments to reconcile net income to net
        cash provided by operating activities:
           Depreciation .....................          7,836          7,838
           Amortization of debt expense .....         25,329         46,888
           Amortization of loan discounts ...        (42,311)       (50,433)
           Provision for possible credit losses       90,000         45,000
           Changes in:
               Accrued interest receivable ..       (141,378)        25,866
               Accrued interest payable .....        (12,166)        (2,523)
               Federal income taxes payable .              -         (7,060)
               Other liabilities ............         58,941        124,647
           Other, net .......................         (1,388)       (61,463)
                                                ------------   ------------
                   Net cash provided by operating
                    activities ..............      1,025,687      1,195,554
                                                ------------   ------------
 CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in mortgage and interim
        construction loans and church bonds .    (11,527,897)    (8,017,210)
     Payments received on mortgage and interim
        construction loans and church bonds .     12,653,290      7,985,864
     Advances of notes receivable ...........       (155,095)      (319,737)
     Payments received on notes receivable ..        184,736        220,148
                                                ------------   ------------
                   Net cash provided (used) by
                    investing activities ....      1,155,034       (130,935)
                                                ------------   ------------
 CASH FLOWS FROM FINANCING ACTIVITIES
     Sale of secured savings certificates (SSC)    3,314,121        659,440
     Borrowings on notes payable ............      1,208,803      5,357,265
     Principal payments on:
        SSCs ................................     (3,249,831)      (353,331)
        Notes payable .......................     (2,835,373)    (5,398,895)
     Registration costs of SSCs .............              -         (7,732)
     Commissions paid to broker on issuance
      of SSCs ...............................        (33,973)        (4,674)
     Cash dividends paid ....................       (700,740)      (630,666)
                                                ------------   ------------
                   Net cash used by
                    financing activities ....     (2,296,993)      (378,593)
                                                ------------   ------------
                   Increase (decrease) in cash
                    and cash equivalents ....       (116,272)       686,026
 CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD .......................        586,629        722,430
                                                ------------   ------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD .       $470,357     $1,408,456
                                                ============   ============
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid during the period for interest       $474,702       $480,600
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

       Certain   amounts  in  the  March  31,  1997  balance   sheet  have  been
       reclassified to conform with the September 30, 1997 presentation.

(2)    WEIGHTED AVERAGE INTEREST RATES

       Weighted average interest rates and net interest rate margins at September 30, 1997 and 1996 were as follows:

                                Mortgage loan and         Total     Net interest
                               CHURCH BOND PORTFOLIO  INDEBTEDNESS   RATE MARGIN
                               ---------------------  ------------   -----------

       September 30, 1997             10.55%              7.39          3.16
       September 30, 1996             10.50               7.09          3.41


(3)    CONTRACTUAL MATURITIES

       Scheduled principal payments on mortgage loans, church bonds and interim loans and indebtedness (including secured savings certificates and notes payable) outstanding at September 30, 1997, for the five twelve-month periods subsequent to September 30, 1997, follow:

            Twelve-month period   Mortgage loans, church bonds
            ending September 30,       and interim loans        Indebtedness
            -------------------        -----------------        ------------
                   1998                  $15,663,818             7,079,374
                   1999                    1,249,801             3,551,497
                   2000                    1,147,127             1,419,000
                   2001                    1,034,463                     -
                   2002                      950,500                     -
                                         ===========             =========

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)

               Notes to Condensed Financial Statements (Unaudited)

(4)    MORTGAGE LOANS, CHURCH BONDS AND INTERIM CONSTRUCTION LOANS

       Mortgage loans, church bonds and interim construction loans on which the accrual of interest had been discontinued amounted to $1,885,670 and $3,778,739 at September 30, 1997 and September 30, 1996, respectively. If interest on these mortgage loans, church bonds and construction loans had been accrued as earned, interest and fees on loans in the accompanying condensed statements of income would have been increased by approximately $133,000 and $205,000 for the six-month periods ended September 30, 1997 and 1996, respectively. Interest income actually recognized in 1997 was approximately $40,000.

       In addition to the nonaccrual loans previously mentioned, management has doubts as to a certain loan's ability to comply with present repayment terms. Such loan had a balance of approximately $751,000 at September 30, 1997 and was not classified as nonearning at that date.

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

(6)    LINE OF CREDIT PAYABLE TO THE BANK

       Effective September 1, 1997, the Trust established a new $15,000,000 line of credit, of which $1 was owed at September 30, 1997. The line of credit expires September 30, 1998 and bears interest at 1% below prime. The line of credit provides for certain commitment fees and for Church Loans to pledge mortgage loans receivable having unpaid principal balances with an aggregate present value not less than 110% of all indebtedness owed to the bank. Interest is payable semiannually. Additionally, the line of credit requires than Church Loans' net worth not be less than $18,000,000 and its total indebtedness shall not exceed 150% of its net worth.

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

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)

Item 2. Management's Discussion and Analysis or Plan of Operation

Results of Operations - Three-Month and Six-Month Periods Ended September 30, 1996 as Compared to the Three-Month and Six-Month Periods Ended September 30, 1995:

                                    REVENUES

The Trust's revenues are derived primarily from interest income earned on mortgage loans, church bonds and interim construction loans. The Trust's revenues of $984,706 for the three-month period ended September 30, 1997, were comparable to $1,015,632 for the corresponding period in 1996. The Trust's revenues of $1,947,562 for the six-month period ended September 30, 1997 increased slightly from $1,911,948 for the corresponding period. The weighted average rate on mortgage loans, church bonds and interim loans at September 30, 1997 and 1996 was 10.55% and 10.50%, respectively.

                                INTEREST EXPENSE

The most significant expense item is interest expense which comprised the majority of total operating expense for each of the three-month and six-month periods ended September 30, 1997 and 1996. Interest expense for the three-month period ended September 30, 1997 of $228,860 was comparable to the corresponding amount in 1996 of $248,897. Interest expense of $462,536 for the six-month period ended September 30, 1997, was also comparable to the corresponding amount in 1996 of $478,077. The weighted average interest rate on all indebtedness was 7.39% at September 30, 1997 as compared to 7.09% at September 30, 1996.

                            OTHER OPERATING EXPENSES

Other operating expenses were $178,112 for the three months ended September 30, 1997, or $48,179 more than the comparable period in 1996. Other operating expenses were $355,517 for the six months ended September 30, 1997, or $75,203 more than the comparable period in 1996. These increases were primarily caused by increased legal and other fees incurred in the collection and foreclosure of several nonearning loans.

                                NONEARNING ASSETS

During the period ended September 30, 1997, the Trust foreclosed on two nonearning loans with total principal balances of $1,049,498. The recorded loan balances approximated fair value of the securing properties. One loan constituted approximately $976,000 of the total and was secured by an assisted-living center located in Sedona, Arizona. The Trust has leased the property to a third party and has recognized approximately $35,000 in other income in the three months ended September 30, 1997 from the rental of such property. Presently, the Trust is actively seeking disposition of the properties.

In addition to nonearning loans of $1,885,670 at September 30, 1997, management has doubts as to a certain loan's ability to comply with present repayment terms. Such loan had a balance of approximately $751,000 at September 30, 1997 and was not classified as nonearning at that date.

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)

                                    LIQUIDITY

Due to the cost of registration and of sales of Secured Savings Certificates (Certificates), the cost of these funds are normally higher than the cost of borrowing from bank sources or master notes; therefore, the Board of Trust Managers have decided not to register additional Certificates. Accordingly, the Trust is not able to sell these certificates after July 1997 and does not have this source of funds available to meet its liquidity needs. During September 1997, the Trust increased its revolving line of credit from $10,000,000 to $15,000,000 to compensate for the loss of Certificates as a funding source.

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)

                           PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders:

The annual meeting of shareholders of the Trust was held on July 18, 1997. At such meeting, each of the individuals named below was elected to the Board of Trust Managers of the Trust to serve until the next annual meeting of the shareholders of the Trust:

                                           Number of shares
                                         FOR            AGAINST
                                         ---            -------

 Mike Bahn .................          3,574,007          15,985
 Dr. Everett Blanton .......          3,572,007          17,985
 Larry Brown ...............          3,577,007          12,985
 Robert E. Martin ..........          3,577,007          12,985
 Bill R. McMorries .........          3,577,007          12,985
 Steve Rogers ..............          3,574,007          15,985
 Dr. Foy W. Shackleford ....          3,577,007          12,985
 Jack R. Vincent ...........          3,577,007          12,985


Additionally, shareholders voted to ratify Clifton Gunderson P.L.L.C. as auditors for the year ending March 31, 1998 as follows:

          For .........                    3,441,156
          Against .....                        3,450
          Abstain .....                      145,386


Item 6. Exhibits and Reports on Form 8-K:

(a)    Exhibits:  None.

(b)    Reports on Form 8-K:  None

                        CHURCH LOANS & INVESTMENTS TRUST

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                CHURCH LOANS & INVESTMENTS TRUST



DATE: November 13, 1997                         BY:/s/ B.R. McMorries
                                                   -----------------------------
                                                   B.R. McMorries,
                                                   Chairman of the Board of
                                                   Trust Managers


DATE: November 13, 1997                         BY:/s/ Kelly Archer
                                                   -----------------------------
                                                   Kelly Archer
                                                   Chief Financial Officer