Form 10QSB
period 1997-12-31
CHURCH LOANS & INVESTMENTS TRUST
filed 1998-02-12
CIK 20199

================================================

                    U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   ----------

                                  FORM 10-QSB

                     [x] QUARTERLY REPORT UNDER SECTION 13
                      OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                For the quarterly period ended December 31, 1997

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

                               Yes [ X ] No [ _ ]


     As of December 31, 1997, 7,007,402 shares of the Registrant's shares of beneficial interest were outstanding.

     Transitional Small Business Disclosure Format (check one)

                               Yes [ _ ] No [ X ]

                        CHURCH LOANS & INVESTMENTS TRUST



                                     INDEX

                                                                     Page
                                                                     ----
        Part I.

             Item 1:  Financial Information:

                      Condensed Balance Sheets at December 31, 1997
                          and March 31, 1997 .......................   1

                      Condensed Statements of Income for the
                          three-month and nine-month periods ended
                          December 31, 1997 and 1996 ...............   2

                      Condensed Statements of Cash Flows
                          for the nine-month periods ended
                          December 31, 1997 and 1996 ..............    3

                      Notes to Condensed Financial Statements .....    4

             Item 2:  Management's Discussion and Analysis or
                       Plan of Operation ..........................    6


        Part II.  Other Information ...............................    7

        Signatures ................................................    8

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      Condensed Balance Sheets (Unaudited)
                      December 31, 1997 and March 31, 1997

                  ASSETS                      DECEMBER 31, 1997   MARCH 31, 1997
                  ------                      -----------------   --------------
CASH AND CASH EQUIVALENTS ......................   $    556,183    $    586,629
RECEIVABLES
    Mortgage loans and church bonds -
     performing ................................     18,960,914      19,177,849
    Interim construction loans - performing ....     10,993,182      12,133,111
    Nonearning mortgage loans, church bonds
     and interim construction loans ............      2,724,030       3,158,484
    Less: Allowance for possible credit losses .       (990,213)       (855,213)
                                                   ------------    ------------
                                                     31,687,913      33,614,231
                                                   ------------    ------------
    Accrued interest receivable ................        392,446         303,756
    Notes receivable ...........................        443,310         536,453
                                                   ------------    ------------
                  Total receivables ............     32,523,669      34,454,440

PROPERTY AND EQUIPMENT, net ....................        201,537         213,291
OTHER REAL ESTATE OWNED ........................      1,515,951         119,500
UNAMORTIZED DEBT EXPENSE, net and other assets .         84,398          81,892
                                                   ------------    ------------
TOTAL ASSETS ...................................   $ 34,881,738    $ 35,455,752
                                                   ============    ============
       LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
    Notes payable and line of credit:
      Related party ............................   $  1,646,982    $  1,648,660
      Other ....................................      3,058,685       4,397,216
                                                   ------------    ------------
                                                      4,705,667       6,045,876
                                                   ------------    ------------
    Secured savings certificates:
      Related party ............................        240,000         315,692
      Other ....................................      7,028,823       7,258,280
                                                   ------------    ------------
                                                      7,268,823       7,573,972
    Dividends payable ..........................      1,471,554            --
    Accrued interest payable ...................         31,805          45,211
    Other ......................................        711,364         555,574
                                                   ------------    ------------
                  Total liabilities ............     14,189,213      14,220,633
                                                   ------------    ------------
SHAREHOLDERS' EQUITY
    Shares of beneficial interest, no par value;
     authorized shares unlimited, 7,007,402
     shares issued and outstanding .............     20,623,866      20,623,866
    Undistributed net income ...................         68,659         611,253
                                                   ------------    ------------
                  Total shareholders' equity ...     20,692,525      21,235,119
                                                   ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .....   $ 34,881,738    $ 35,455,752
                                                   ============    ============

     These financial statements should be read only in connection with the accompanying notes to financial statements.

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)

                   Condensed Statements of Income (Unaudited)
                    Three-month and nine-month periods ended
                           December 31, 1997 and 1996

                                         THREE-MONTH           NINE-MONTH
                                        PERIODS ENDED         PERIODS ENDED
                                         DECEMBER 31,          DECEMBER 31,
                                       1997       1996       1997       1996
                                       ----       ----       ----       ----
INTEREST INCOME AND FEES
    Interest and fees on mortgage
      loans, church bonds, and
      interim construction loans . $  970,903 $  970,234 $2,856,876 $2,864,449
    Interest on temporary
       investments ...............     14,469     17,690     76,058     35,423
                                   ---------- ---------- ---------- ----------
          Total interest
           income and fees .......    985,372    987,924  2,932,934  2,899,872
                                   ---------- ---------- ---------- ----------
DEBT EXPENSE
    Interest .....................    227,823    226,567    690,359    704,644
    Amortization of:
       Registration cost .........       --        6,561      4,374     23,724
       Commissions paid to
        brokers ..................     14,171     14,334     43,766     44,059
                                   ---------- ---------- ---------- ----------
          Total debt expense .....    241,994    247,462    738,499    772,427
                                   ---------- ---------- ---------- ----------
          Net interest income ....    743,378    740,462  2,194,435  2,127,445
PROVISION FOR POSSIBLE
    CREDIT  LOSSES ...............     45,000     45,000    135,000     90,000
                                   ---------- ---------- ---------- ----------
          Net interest income
            less provision for
            possible credit
            losses ...............    698,378    695,462  2,059,435  2,037,445
OTHER INCOME .....................     42,747     17,603     81,658     22,728
OTHER OPERATING EXPENSES
    General and administrative ...    141,545    122,825    472,590    382,357
    Board of Trust Managers'
     fees ........................     10,704     10,120     35,176     30,902
                                   ---------- ---------- ---------- ----------
          Total other
           operating expenses ....    152,249    132,945    507,766    413,259
                                   ---------- ---------- ---------- ----------
          Income before provisions
              for taxes ..........    588,876    580,120  1,633,327  1,646,914
PROVISION FOR TAXES ..............       --         --        3,627       --
                                   ---------- ---------- ---------- ----------
          NET INCOME ............. $  588,876 $  580,120 $1,629,700 $1,646,914
                                   ========== ========== ========== ==========
WEIGHTED AVERAGE NUMBER
    OF SHARES OUTSTANDING ........  7,007,402  7,007,402  7,007,402  7,007,402
                                   ========== ========== ========== ==========
NET INCOME PER SHARE ............. $      .08 $      .08 $      .23 $      .24
                                   ========== ========== ========== ==========
DIVIDENDS PER SHARE                $      .21       $.23      $ .31 $      .32
                                   ========== ========== ========== ==========

      These financial statements should be read only in connection with the accompanying notes to financial statements.

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)

                 Condensed Statements of Cash Flows (Unaudited)
               Nine-month periods ended December 31, 1997 and 1996

                                                        NINE-MONTH PERIODS
                                                        ENDED DECEMBER 31,
                                                       1997          1996
                                                       ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income ................................. $  1,629,700  $  1,646,914
    Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation .........................       11,754        11,756
          Amortization of debt expense .........       48,140        67,783
          Provision for possible credit losses .      135,000        90,000
          Amortization of loan discounts .......      (63,090)     (148,223)
          Changes in:
              Accrued interest receivable ......      (88,690)       30,436
              Accrued interest payable .........      (13,406)       (3,063)
              Federal income taxes payable .....         --          (7,060)
              Other liabilities ................      155,790       201,057
          Other, net ...........................      (17,123)      (29,355)
                                                 ------------  ------------
                  Net cash provided by operating
                   activities ..................    1,798,075     1,860,245
                                                 ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Investment in mortgage and interim
       construction loans and church bonds .....  (20,542,903)  (12,533,765)
    Payments received on mortgage and interim
       construction loans and church bonds .....   21,001,310    12,103,405
    Advances of notes receivable ...............     (212,471)     (385,983)
    Payments received on notes receivable ......      305,614       377,877
                                                 ------------  ------------
                  Net cash provided (used) by
                   investing activities ........      551,550      (438,466)
                                                 ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Sale of secured savings certificates (SSC) .    3,314,121     1,938,329
    Borrowings on notes payable ................    1,611,412     6,354,676
    Principal payments on:
       SSCs ....................................   (3,619,270)   (1,916,847)
       Notes payable ...........................   (2,951,621)   (6,536,295)
    Registration costs of SSCs .................         --          (7,732)
    Commissions paid to broker on issuance
       of SSCs .................................      (33,973)      (29,730)
    Cash dividends paid ........................     (700,740)     (630,666)
                                                 ------------  ------------
                  Net cash used by
                   financing activities ........   (2,380,071)     (828,265)
                                                 ------------  ------------

                  Increase (decrease) in cash
                   and cash equivalents ........      (30,446)      593,514
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD ...........................      586,629       722,430
                                                 ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..... $    556,183  $  1,315,944
                                                 ============  ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid during the period for interest ... $    703,765  $    707,707
                                                 ============  ============

During December 1997, the Board of Trust managers declared cash dividends of $1,471,554 ($.21 per share) payable in January 1998. During December 1996, the Board of Trust managers declared cash dividends of $1,611,702 ($.23 per share) payable in January 1997.

During the nine months ended December 31, 1997, the Trust foreclosed on $1,396,451 in loans that were delinquent.

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

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)

               Notes to Condensed Financial Statements (Unaudited)

 (1)   GENERAL

       See the Summary of Significant Accounting Policies included in the Financial Statements in the Trust's Annual Report on Form 10-KSB405.

       Real estate acquired through, or in lieu of, loan foreclosure is to be sold and is initially recorded at estimated fair value at date of foreclosure establishing a new cost basis. Other real estate owned, after foreclosure, is carried at the lower of carrying amount or the property's estimated fair value minus estimated costs to sell (fair value). Declines in the estimated fair value below cost are recognized as a valuation allowance. If the estimated fair value subsequently increases above its carrying value, the valuation allowance is reduced, but not below zero. Increases or decreases in the valuation allowance are charged or credited to operations.

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

(2)    WEIGHTED AVERAGE INTEREST RATES

     Weighted average interest rates and net interest rate margins at December 31, 1997 and 1996 were as follows:

                                Mortgage loan and         Total     Net interest
                               church bond portfolio  indebtedness   rate margin
                               ---------------------  ------------   -----------

              December 31, 1997       10.60%              7.42          3.18
              December 31, 1996       10.81               7.13          3.68


(3)    CONTRACTUAL MATURITIES

       Scheduled principal payments on mortgage loans, church bonds and interim loans and indebtedness (including secured savings certificates and notes payable) outstanding at December 31, 1997, for the five twelve-month periods subsequent to December 31, 1997, follow:

            Twelve-month period    Mortgage loans, church bonds
            ending December 31,         and interim loans           indebtedness
            -------------------         -----------------           ------------
                      1998                $13,749,245                  8,560,114
                      1999                  1,393,340                  2,085,376
                      2000                  1,294,383                  1,329,000
                      2001                  1,208,028                         -
                      2002                  1,055,990                         -
                                          ===========                  =========

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)

               Notes to Condensed Financial Statements (Unaudited)

(4)    MORTGAGE LOANS, CHURCH BONDS AND INTERIM CONSTRUCTION LOANS

       Mortgage loans, church bonds and interim construction loans on which the accrual of interest had been discontinued amounted to $2,724,030 and $3,650,338 at December 31, 1997 and 1996, respectively. If interest on these mortgage loans, church bonds and interim construction loans had been accrued as earned, interest and fees on loans in the accompanying condensed statements of income would have been increased by approximately $115,000 and $302,000 for the nine-month periods ended December 31, 1997 and 1996, respectively. Interest actually recognized in 1997 was approximately $72,000.

                   This information is an integral part of the
                       accompanying financial statements.

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)

Item 2. Management's Discussion and Analysis or Plan of Operation

Results of Operations - Three-Month and Nine-Month Periods Ended December 31, 1997 as Compared to the Three-Month and Nine-Month Periods Ended December 31, 1996:

                                    REVENUES

The Trust's revenues are derived primarily from interest income earned on mortgage loans, church bonds and interim construction loans. The Trust's revenues of $985,372 for the three-month period ended December 31, 1997, were comparable to $987,924 for the corresponding period in 1996. The Trust's revenues of $2,932,934 for the nine-month period ended December 31, 1997 increased slightly from $2,899,872 for the corresponding period. The weighted average rate on mortgage loans, church bonds and interim loans at December 31, 1997 and 1996 was 10.60% and 10.81%, respectively.

                                  DEBT EXPENSE

The most significant expense item is debt expense which comprised the majority of total operating expense for each of the three-month and nine-month periods ended December 31, 1997 and 1996. Debt expense for the three-month period ended December 31, 1997 of $241,994 was comparable to the corresponding amount in 1996 of $247,462. Debt expense of $738,499 for the nine-month period ended December 31, 1997, was slightly less than the corresponding amount in 1996 of $772,427. The weighted average interest rate on all indebtedness was 7.42% at December 31, 1997 as compared to 7.13% at December 31, 1996.

                            OTHER OPERATING EXPENSES

Other operating expenses were $152,249 for the three months ended December 31, 1997, or $19,304 more than the comparable period in 1996. Other operating expenses were $507,766 for the nine-months ended December 31, 1997, or $94,507 more than the comparable period in 1996. These increases were primarily caused by increased legal and other fees incurred in the collection and foreclosure of several nonearning loans.

                                NONEARNING ASSETS

During the three months ended September 30, 1997, the Trust foreclosed on two nonearning loans with total principal balances of $1,049,498. One loan constituted approximately $976,000 of the total and was secured by an assisted-living center located in Sedona, Arizona. The Trust has leased the property to a third party and has recognized approximately $77,000 in other income in the nine months ended December 31, 1997 from the rental of such property. During the three months ended December 31, 1997, the Trust foreclosed on an interim loan with a carrying value of $346,503. The recorded loan balances of all of these loans approximated fair value of the securing properties. Presently, the Trust is actively seeking disposition of the properties.

Nonearning loans of $2,724,030 at December 31, 1997 included a loan for approximately $751,000 that was delinquent and placed on nonearning status during the three months ended December 31, 1997.

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

                                                CHURCH LOANS & INVESTMENTS TRUST



DATE: February 11, 1998                         BY:/s/ B.R. McMorries
                                                   -----------------------------
                                                   B.R. McMorries,
                                                   Chairman of the Board of
                                                   Trust Managers


DATE: February 11, 1998                         BY:/s/ Kelly Archer
                                                   -----------------------------
                                                   Kelly Archer
                                                   Chief Financial Officer