Form 10QSB
period 1998-06-30
CHURCH LOANS & INVESTMENTS TRUST
filed 1998-08-06
CIK 20199

================================================

                    U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   ----------

                                  FORM 10-QSB

                     [x] QUARTERLY REPORT UNDER SECTION 13
                      OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                  For the quarterly period ended June 30, 1998

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

                               Yes [ X ] No [ _ ]


As of June 30, 1998, 7,007,402 shares of the Registrant's shares of beneficial interest were outstanding.

     Transitional Small Business Disclosure Format (check one)

                               Yes [ _ ] No [ X ]

                        CHURCH LOANS & INVESTMENTS TRUST



                                     INDEX

                                                                     Page
                                                                     ----
        Part I.

             Item 1:  Financial Information:

                      Condensed Balance Sheets at June 30, 1998
                          and March 31, 1998 .......................   1

                      Condensed Statements of Income for the
                          three-month periods ended
                          June 30, 1998 and 1997 ...................   2

                      Condensed Statements of Cash Flows
                          for the three-month periods ended
                          June 30, 1998 and 1997 ..................    3

                      Notes to Condensed Financial Statements .....    4

             Item 2:  Management's Discussion and Analysis or
                       Plan of Operation ..........................    6


        Part II.  Other Information ...............................    7

        Signatures ................................................    8

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      Condensed Balance Sheets (Unaudited)
                        June 30, 1998 and March 31, 1998

                  ASSETS                         June 30, 1998    March 31, 1998
                  ------                         -------------    --------------

CASH AND CASH EQUIVALENTS ......................   $       --      $     32,403
RECEIVABLES
    Mortgage loans and church bonds -
     performing ................................     23,398,963      22,165,629
    Interim construction loans - performing ....     12,256,905      10,732,915
    Nonperforming mortgage loans, church
     bonds and interim construction loans ......      2,420,094       2,492,095
    Less: Allowance for possible credit losses .     (1,080,213)     (1,035,213)
                                                   ------------    ------------
                                                     36,995,749      34,355,426
    Accrued interest receivable ................        422,387         341,360
    Notes receivable ...........................        445,437         405,860
                                                   ------------    ------------
                  Total receivables ............     37,863,573      35,102,646
PROPERTY AND EQUIPMENT, net ....................        193,700         197,619
REAL ESTATE ACQUIRED THROUGH FORECLOSURE .......      1,479,486       1,479,486
UNAMORTIZED DEBT EXPENSE, net and other assets .         57,509          62,960
                                                   ------------    ------------

TOTAL ASSETS ...................................   $ 39,594,268    $ 36,875,114
                                                   ============    ============
                      LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
    Bank overdraft  ............................   $    178,475    $       --
    Notes payable and line of credit:
      Related party ............................      1,911,514       1,969,938
      Other ....................................      9,598,318       5,740,773
                                                   ------------    ------------
                                                     11,509,832       7,710,711
                                                   ------------    ------------
    Secured savings certificates:
      Related party ............................           --           240,000
      Other ....................................      5,848,498       6,823,823
                                                    ------------    ------------
                                                      5,848,498       7,063,823
    Accrued interest payable ...................        107,200          29,768
    Other ......................................        823,191         781,455
                                                   ------------    ------------
                  Total liabilities ............     18,288,721      15,585,757
                                                   ------------    ------------

SHAREHOLDERS' EQUITY
    Shares of beneficial interest, no par value;
     authorized shares unlimited, 7,007,402
     shares issued and outstanding .............     20,623,866      20,623,866
    Undistributed net income ...................        503,206         665,491
                                                   ------------    ------------
                  Total shareholders' equity ...     21,127,072      21,289,357
                                                   ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .....   $ 39,594,268    $ 36,875,114
                                                   ============    ============

      These financial statements should be read only in connection with the accompanying notes to financial statements.

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)
                   Condensed Statements of Income (Unaudited)
                Three-month periods ended June 30, 1998 and 1997

                                                         Three-month periods
                                                            ended June 30,
                                                          1998          1997
                                                          ----          ----
INTEREST INCOME AND FEES
     Interest and fees on mortgage
       loans, church bonds and
       interim construction loans ...................   $1,134,694   $  933,207
     Interest on temporary
       investments ..................................       12,744       29,649
                                                        ----------   ----------
          Total interest
           income and fees ..........................    1,147,438      962,856
                                                        ----------   ----------
DEBT EXPENSE
     Interest .......................................      302,931      233,676
     Amortization of:
       Registration costs ...........................         --          4,374
       Commissions paid to
        brokers .....................................       12,239       29,595
                                                        ----------   ----------
          Total debt expense ........................      315,170      267,645
                                                        ----------   ----------
          Net interest income .......................      832,268      695,211
PROVISION FOR POSSIBLE
    CREDIT LOSSES ...................................       45,000       45,000
                                                        ----------   ----------
          Net interest income
            less provision for
            possible credit
            losses ..................................      787,268      650,211
                                                        ----------   ----------
OTHER INCOME ........................................        1,429        2,013
OTHER OPERATING EXPENSES
     General and administrative .....................      165,306      165,466
     Board of Trust Managers'
      fees ..........................................       14,413       11,939
                                                        ----------   ----------
           Total other
            operating expenses ......................      179,719      177,405
                                                        ----------   ----------
           Income before provision
            for income taxes ........................      608,978      474,819

PROVISION FOR INCOME TAXES ..........................          449        3,627
                                                        ----------   ----------
          NET INCOME ................................   $  608,529   $  471,192
                                                        ==========   ==========
WEIGHTED AVERAGE NUMBER
     OF SHARES OUTSTANDING ..........................    7,007,402    7,007,402
                                                        ==========   ==========
NET INCOME PER SHARE ................................   $      .09   $      .07
                                                              ====         ====
DIVIDENDS PER SHARE  ................................   $      .11   $      .10
                                                              ====         ====
      These financial statements should be read only in connection with the accompanying notes to financial statements.

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)

                 Condensed Statements of Cash Flows (Unaudited)
                Three-month periods ended June 30, 1998 and 1997

                                                         Three-month periods
                                                            ended June 30,
                                                          1998          1997
                                                          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income ................................   $   608,529    $     471,192
     Adjustments to reconcile net income to net
        cash provided by operating activities:
         Depreciation ..........................         3,919            3,918
         Amortization of debt expense ..........        12,239           33,969
         Amortization of loan discounts ........       (38,092)         (19,434)
         Provision for possible credit losses ..        45,000           45,000
         Changes in:
           Accrued interest receivable .........       (81,027)         (71,206)
           Accrued interest payable ............        77,432           12,344
           Other liabilities ...................        41,736          110,084
           Other, net ..........................        (6,788)          (5,240)
                                                   -----------    -------------
                  Net cash provided by operating
                   activities ..................       662,948          580,627
                                                   -----------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in mortgage and interim
        construction
       loans and church bonds ..................    (6,523,515)      (3,801,344)
     Payments received on mortgage and interim
       construction loans and church bonds .....     3,876,284        7,782,889
     Investments in notes receivable ...........      (124,651)         (90,452)
     Payments received on notes receivable .....        85,074           82,512
                                                   -----------    -------------
                  Net cash provided (used) by
                   investing activities ........    (2,686,808)       3,973,605
                                                   -----------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Bank overdraft ............................       178,475             --
     Sale of secured savings certificates (SSC)           --          2,435,121
     Borrowings on notes payable ...............     7,119,702          788,454
     Principal payments on:
       SSCs ....................................    (1,215,325)      (2,472,863)
       Notes payable ...........................    (3,320,581)      (2,423,930)
     Commissions paid to broker on issuance
        of SSCs ................................          --            (33,363)
     Cash dividends ............................      (770,814)        (700,740)
                                                   -----------    -------------
                   Net cash provided (used) by
                    financing activities .......     1,991,457       (2,407,321)
                                                   -----------    -------------
                  Increase (decrease) in cash
                   and cash equivalents ........       (32,403)       2,146,911
CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD .......................        32,403          586,629
                                                   -----------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .....   $      --      $   2,733,540
                                                   ===========    =============
Supplemental disclosure of cash flow information
     Cash paid during the period for interest ..   $   225,499    $     221,332
                                                   ===========    =============

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


NOTE 2 - WEIGHTED AVERAGE INTEREST RATES

Weighted average interest rates and net interest rate margins at June 30, 1998 and 1997, were as follows:

                                Mortgage loan and         Total     Net interest
                               church bond portfolio  indebtedness   rate margin
                               ---------------------  ------------   -----------

             June 30, 1998            10.57%              7.48%         3.09%
             June 30, 1997            10.54%              7.29%         3.25%



NOTE 3 - CONTRACTUAL MATURITIES

Scheduled principal payments on mortgage loans, church bonds and interim loans and indebtedness (including secured savings certificates and notes payable) outstanding at June 30, 1998, for the five twelve-month periods subsequent to June 30, 1998, follow:


            Twelve-month period    Mortgage loans, church bonds
            ending June 30              and interim loans           Indebtedness
            -------------------         -----------------           ------------
                      1999                $14,944,418                 15,404,330
                      2000                  1,573,321                  1,928,000
                      2001                  1,516,834                     26,000
                      2002                  1,476,201                        -
                      2003                  1,366,120                        -
                                          -----------                 ----------

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)
               Notes to Condensed Financial Statements (Unaudited)


NOTE 4 - MORTGAGE LOANS, CHURCH BONDS AND INTERIM CONSTRUCTION
              LOANS

Mortgage loans, church bonds and interim construction loans on which the accrual of interest had been discontinued amounted to $2,420,094 and $2,998,476 at June 30, 1998 and 1997, respectively. If interest on these mortgage loans, church bonds and interim construction loans had been accrued as earned, interest and fees on loans in the accompanying condensed statements of income would have been increased by approximately $66,000 and $60,000 for the three-month periods ended June 30, 1998 and 1997, respectively. Interest income actually recognized during 1998 was approximately $24,000. Interest income actually recognized in 1997 was not significant.


NOTE 5 - SECURED SAVINGS CERTIFICATES

Secured Savings Certificates (Certificates) are issued in amounts of $1,000 or more and have single maturity dates from 30 days to 10 years from date of issue. With respect to an individual Certificate, interest rate and frequency of payment of interest (either monthly, quarterly, semiannually, annually or at maturity) are fixed at the time of issuance of the Certificate. Effective July 1997, Church Loans discontinued the sale of Certificates.

Certificates are secured under the terms of an indenture that requires, among other things, the pledge of mortgage notes receivable with total unpaid principal amounts not less than 100% of the aggregate principal amount of Certificates outstanding.

                   This information is an integral part of the
                       accompanying financial statements.

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)

Item 2. Management's Discussion and Analysis or Plan of Operation

Results of Operations - Three-Month Period Ended June 30, 1998 as Compared to the Three-Month Period Ended June 30, 1997:

                                    Revenues

The Trust's revenues are derived from interest income earned on loans as well as, to a lesser degree, interest earned on church bonds and short-term investments. The increase in the Trust's revenues of $184,582 for the three-month period ended June 30, 1998, as compared to the corresponding period in 1997 is primarily due to an increase in the amount of performing loans and church bonds from $27,508,857 at June 30, 1997 to $35,655,868 at June 30, 1998
and a slight increase in the average rate of return of the mortgage loan and church bond portfolio from 10.54% at June 30, 1997 to 10.57% at June 30, 1998.


                                Interest Expense

The most significant expense item is interest expense which comprised the majority of total operating expense for each of the three-month periods ended June 30, 1998 and 1997. The increase of $69,255 in interest expense resulted from an increase in the average total amount of indebtedness outstanding during the three-month period ended June 30, 1998 as compared to the same period ended June 30, 1997 and a slight increase in the weighted average interest rate on all indebtedness from 7.29% at June 30, 1997 to 7.48% at June 30, 1998.


                            Other Operating Expenses


Other operating expenses were $179,719 for the three months ended June 30, 1998 and were comparable to $177,405 for the same period in 1997.


                                    Liquidity

At June 30, 1998, the Trust had book cash overdrafts of $178,475; however, the Trust also had $8,900,000 available on its line of credit with a bank. Management believes that this and repayments from loans will be adequate to meet the Trust's obligations.

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

                                                CHURCH LOANS & INVESTMENTS TRUST



DATE: August 6, 1998                            BY:/s/ B.R. McMorries
                                                   -----------------------------
                                                   B.R. McMorries,
                                                   Chairman of the Board of
                                                   Trust Managers


DATE: August 6, 1998                            BY:/s/ Kelly Archer
                                                   -----------------------------
                                                   Kelly Archer
                                                   Chief Financial Officer