Form 10QSB
period 1998-09-30
CHURCH LOANS & INVESTMENTS TRUST
filed 1998-11-12
CIK 20199

================================================

                    U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   ----------

                                  FORM 10-QSB

                     [x] QUARTERLY REPORT UNDER SECTION 13
                      OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                For the quarterly period ended September 30, 1998

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

                               Yes [ X ] No [ _ ]


As of September 30, 1998, 7,003,196 shares of the Registrant's shares of beneficial interest were outstanding.

     Transitional Small Business Disclosure Format (check one)

                               Yes [ _ ] No [ X ]

                        CHURCH LOANS & INVESTMENTS TRUST



                                     INDEX

                                                                     Page
                                                                     ----
        Part I.

             Item 1:  Financial Information:

                      Condensed Balance Sheets at September 30, 1998
                          and March 31, 1998 .......................   1

                      Condensed Statements of Income for the
                          six-month periods ended
                          September 30, 1998 and 1997 ..............   2

                      Condensed Statements of Cash Flows
                          for the six-month periods ended
                          September 30, 1998 and 1997 .............    3

                      Notes to Condensed Financial Statements .....    4

             Item 2:  Management's Discussion and Analysis or
                       Plan of Operation ..........................    6


        Part II.  Other Information ...............................    7

        Signatures ................................................    8

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      Condensed Balance Sheets (Unaudited)
                      September 30, 1998 and March 31, 1998

                  ASSETS                      September 30, 1998  March 31, 1998
                  ------                      ------------------  --------------
CASH AND CASH EQUIVALENTS ......................   $    123,866    $     32,403
RECEIVABLES
    Mortgage loans and church bonds -
     performing ................................     24,028,847      22,165,629
    Interim construction loans - performing ....      9,871,891      10,732,915
    Nonperforming mortgage loans, church
     bonds and interim construction loans ......      2,920,775       2,492,095
    Less: Allowance for possible credit losses .     (1,125,213)     (1,035,213)
                                                   ------------    ------------
                                                     35,696,300      34,355,426
    Accrued interest receivable ................        356,892         341,360
    Notes receivable ...........................        431,149         405,860
                                                   ------------    ------------
                  Total receivables ............     36,484,341      35,102,646
PROPERTY AND EQUIPMENT, net ....................        189,783         197,619
REAL ESTATE ACQUIRED THROUGH FORECLOSURE .......      1,405,638       1,479,486
UNAMORTIZED DEBT EXPENSE, net and other assets .         60,602          62,960
                                                   ------------    ------------
TOTAL ASSETS ...................................   $ 38,264,230    $ 36,875,114
                                                   ============    ============
                  LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
    Notes payable and line of credit:
      Related party ............................   $  1,861,596    $  1,969,938
      Other ....................................      8,708,402       5,740,773
                                                   ------------    ------------
                                                     10,569,998       7,710,711
                                                   ------------    ------------
    Secured savings certificates:
      Related party ............................           --           240,000
      Other ....................................      4,970,498       6,823,823
                                                   ------------    ------------
                                                      4,970,498       7,063,823
    Accrued interest payable ...................        102,045          29,768
    Other ......................................        832,628         781,455
                                                   ------------    ------------
                  Total liabilities ............     16,475,169      15,585,757
                                                   ------------    ------------
SHAREHOLDERS' EQUITY
    Shares of beneficial interest, no par value;
     authorized shares unlimited, 7,007,402
     shares issued and outstanding .............     20,623,866      20,623,866
    Undistributed net income ...................      1,175,710         665,491
    Treasury shares (4,206 shares) .............        (10,515)           --
                                                   ------------    ------------
                  Total shareholders' equity ...     21,789,061      21,289,357
                                                   ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .....   $ 38,264,230    $ 36,875,114
                                                   ============    ============

      These financial statements should be read only in connection with the accompanying notes to financial statements.

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)
                   Condensed Statements of Income (Unaudited)
                     Three-month and six-month periods ended
                           September 30, 1998 and 1997

                                     Three-month periods Six-month periods ended
                                     ended September 30,   ended September 30,
                                      1998        1997      1998        1997
                                      ----        ----      ----        ----
INTEREST INCOME AND FEES
    Interest and fees on mortgage
      loans, church bonds, and
      interim construction loans  $1,155,129  $  952,766  $2,289,823  $1,885,973
    Interest on temporary
       investments .............       7,507      31,940      20,251      61,589
                                  ----------  ----------  ----------  ----------
          Total interest income
           and fees ............   1,162,636     984,706   2,310,074   1,947,562
                                  ----------  ----------  ----------  ----------
DEBT EXPENSE
    Interest ...................     288,854     228,860     591,785     462,536
    Amortization of:
       Registration cost .......        --          --          --         4,374
       Commissions paid
        to brokers .............       9,655        --        21,894      29,595
                                  ----------  ----------  ----------  ----------
          Total debt expense ...     298,509     228,860     613,679     496,505
                                  ----------  ----------  ----------  ----------
          Net interest income ..     864,127     755,846   1,696,395   1,451,057
PROVISION FOR POSSIBLE
    CREDIT  LOSSES .............      45,000      45,000      90,000      90,000
                                  ----------  ----------  ----------  ----------
          Net interest income
            less provision for
            possible credit losses   819,127     710,846   1,606,395   1,361,057
OTHER INCOME ...................         666      36,898       2,095      38,911
OTHER OPERATING EXPENSES
    General and administrative .     133,957     165,579     299,263     331,045
    Board of Trust Managers' fees     13,332      12,533      27,745      24,472
                                  ----------  ----------  ----------  ----------
          Total other
           operating expenses ..     147,289     178,112     327,008     355,517
                                  ----------  ----------  ----------  ----------
          Income before provision
              for taxes ........     672,504     569,632   1,281,482   1,044,451
PROVISION FOR INCOME TAXES .....        --          --           449       3,627
                                  ----------  ----------  ----------  ----------
NET INCOME .....................  $  672,504  $  569,632  $1,281,033  $1,040,824
                                  ==========  ==========  ==========  ==========
WEIGHTED AVERAGE NUMBER
    OF SHARES OUTSTANDING ......   7,007,040   7,007,402   7,007,222   7,007,402
                                  ==========  ==========  ==========  ==========
NET INCOME PER SHARE ...........  $      .10  $      .08  $      .18  $      .15
                                  ==========  ==========  ==========  ==========
DIVIDENDS PER SHARE ............        --          --           .11         .10
                                  ==========  ==========  ==========  ==========

      These financial statements should be read only in connection with the accompanying notes to financial statements.

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)

                 Condensed Statements of Cash Flows (Unaudited)
               Six-month periods ended September 30, 1998 and 1997

                                                          1998          1997
                                                          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income .................................   $  1,281,033    $  1,040,824
    Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation .........................          7,836           7,836
          Amortization of debt expense .........         21,894          25,329
          Amortization of loan discounts .......       (183,079)        (42,311)
          Provision for possible credit losses .         90,000          90,000
          Changes in:
              Accrued interest receivable ......        (15,532)       (141,378)
              Accrued interest payable .........         72,277         (12,166)
              Other liabilities ................         51,173          58,941
          Other, net ...........................        (19,536)         (1,388)
                                                   ------------    ------------
                  Net cash provided by operating
                   activities ..................      1,306,066       1,025,687
                                                   ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Investment in mortgage and interim
       construction loans and church bonds .....    (13,674,803)    (10,643,513)
    Payments received on mortgage and interim
       construction loans and church bonds .....     12,500,856      11,768,906
    Advances of notes receivable ...............       (192,601)       (155,095)
    Payments received on notes receivable ......        167,312         184,736
                                                   ------------    ------------
                  Net cash provided (used) by
                   investing activities ........     (1,199,236)      1,155,034
                                                   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Sale of secured savings certificates .......           --         3,314,121
    Borrowings on notes payable ................     11,350,168       1,208,803
    Principal payments on:
       Secured savings certificates ............     (2,093,325)     (3,249,831)
       Notes payable ...........................     (8,490,881)     (2,835,373)
    Commissions paid to broker on issuance
       of secured savings certificates .........           --           (33,973)
    Cash dividends paid ........................       (770,814)       (700,740)
    Treasury shares acquired ...................        (10,515)           --
                                                   ------------    ------------
                  Net cash used by
                   financing activities ........        (15,367)     (2,296,993)
                                                   ------------    ------------
                  Increase (decrease) in cash
                   and cash equivalents ........         91,463        (116,272)
CASH AND CASH EQUIVALENTS AT BEGINNING
    OF PERIOD ..................................         32,403         586,629
                                                   ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .....   $    123,866    $    470,357
                                                   ============    ============
Supplemental disclosure of cash flow information
Cash paid during the period for interest .......   $    519,508    $    474,702
                                                   ============    ============

During 1998, the Trust financed the sale of certain real estate acquired through foreclosure which had a carrying value of $73,848.

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

NOTE 2 - Weighted Average Interest Rates

Weighted average interest rates and net interest rate margins at September 30, 1998 and 1997 were as follows:

                                Mortgage loan and         Total     Net interest
                               church bond portfolio  indebtedness   rate margin
                               ---------------------  ------------   -----------
             June 30, 1998            10.34%              7.33%         3.01%
             June 30, 1997            10.55%              7.39%         3.16%

NOTE 3 - Contractual Maturities

Scheduled principal payments on mortgage loans, church bonds and interim loans and indebted-ness (including secured savings certificates and notes payable) outstanding at September 30, 1998, for the five twelve-month periods subsequent to September 30, 1998, follow:

            Twelve-month period    Mortgage loans, church bonds
            ending September 30,        and interim loans           Indebtedness

                      1999                $12,614,715                 14,121,496
                      2000                  1,664,629                  1,419,000
                      2001                  1,586,928                         -
                      2002                  1,602,835                         -
                      2003                  1,662,452                         -
                                          ===========                 ==========

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)
               Notes to Condensed Financial Statements (Unaudited)

NOTE 4 - Mortgage Loans, Church Bonds and Interim Construction
         Loans

Mortgage loans, church bonds and interim construction loans on which the accrual of interest had been discontinued amounted to $2,920,775 and $1,885,670 at September 30, 1998 and 1997, respectively. If interest on these mortgage loans, church bonds and interim construction loans had been accrued as earned, interest and fees on loans in the accompanying condensed statements of income would have been increased by approximately $97,000 and $93,000 for the six-month periods ended September 30, 1998 and 1997, respectively. Interest income actually recognized during 1998 and 1997 was approximately $46,000 and $40,000, respectively.

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

NOTE 6 - LINE OF CREDIT PAYABLE TO THE BANK

Effective September 30, 1998, the Trust renewed a $15,000,000 line of credit, of which $5,000,000 was owed at September 30, 1998. The line of credit expires September 30, 1999 and bears interest at 1% below prime. The line of credit provides for certain commitment fees and for the Trust to pledge mortgage loans receivable having unpaid principal balances with an aggregate present value not less than 110% of all indebtedness owed to the bank. Interest is payable semiannually. Additionally, the line of credit requires that the Trust's net worth be more than $18,000,000 and its total indebtedness shall not exceed 150% of its net worth.

NOTE 7 - ODD-LOT TENDER OFFERING

Effective September 1, 1998, the Trust began a tender offer at $2.50 per share to all shareholders owning less than 100 shares of beneficial interest. The offer will expire November 30, 1998. As of September 30, 1998, a total of $10,515 (4,206 shares) had been purchased.

                   This information is an integral part of the
                       accompanying financial statements.

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)

Item 2. Management's Discussion and Analysis or Plan of Operation

Results of Operations - Three-Month and Six-Month Periods Ended September 30, 1998 as Compared to the Three-Month and Six-Month Periods Ended September 30, 1997:

                                    Revenues

The Trust's revenues are derived from interest income earned on loans as well as, to a lesser degree, interest earned on church bonds and short-term investments. Such revenues increased by $362,512 and $177,930 for the six-month and three-month periods ended September 30, 1998, respectively, as compared to the corresponding periods in 1997. Included in the 1998 periods is approximately $127,000 of loan discount amortization recognized from the early pay-off of a large loan. Additionally, average loan balances were increased during the 1998 periods. Loans outstanding were $35,696,300 and $31,391,651 at September 30, 1998 and 1997, respectively. The average rate of return of the mortgage loan and church bond portfolio decreased slightly from 10.55% at September 30, 1997 to 10.34% at September 30, 1998.

                                Interest Expense

The most significant expense item is interest expense, which comprised the majority of total operating expense for each of the three-month and six-month periods ended September 30, 1998 and 1997. The increase of $129,249 and $59,994 in interest expense during the six-month and three-month periods ended September 30, 1998, respectively, resulted from an increase in the average total amount of indebtedness outstanding as compared to the same period ended September 30, 1997. Average indebtedness increased to fund the aforementioned increase in average loans. The weighted average interest rate on all indebtedness decreased slightly from 7.39% at September 30, 1997 to 7.33% at September 30, 1998.

                       Other Operating Income and Expenses

Other operating income decreased by $36,816 and $36,232 for the six-month and three-month periods in 1998 as compared to 1997 because certain real estate acquired through foreclosure was leased in 1997 but not in 1998.

Other operating expenses were $147,289 for the three-month period ended September 30, 1998 as compared to $178,112 for the same period in 1997. Other operating expenses were $327,008 for the six-month period ended September 30, 1998, or $28,509 less than the comparable period in 1997. These decreases were primarily due to lower legal and other fees incurred in 1998 on the collection and foreclosure of nonearning loans as compared to 1997.

                                Nonearning Assets

During the three-month period ended September 30, 1998, the Trust classified as nonearning a loan with a principal balance of $621,655. Accrued interest receivable of approximately $15,000 was written-off. As with other nonearning assets, this loan is expected to have a negative impact on future earnings.

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)

                           PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders:

The annual meeting of shareholders of the Trust was held on July 17, 1998. At such meeting, each of the individuals named below was elected to the Board of Trust Managers of the Trust to serve until the next annual meeting of the shareholders of the Trust:

                                                      Number of shares
                                                 For                  Against
                                              ---------               -------
              Mike Bahn ...............       4,210,265               13,810
              Larry Brown .............       4,210,265               13,810
              Terry Hays ..............       4,205,265               18,810
              Robert E. Martin ........       4,210,265               13,810
              Bill R. McMorries .......       4,210,265               13,810
              Steve Rogers ............       4,210,265               13,810
              Jack R. Vincent .........       4,210,265               13,810


Additionally, shareholders voted to ratify Clifton Gunderson P.L.L.C. as auditors for the year ending March 31, 1999 as follows:

              For .....................               4,143,485
              Against .................                     606
              Abstain .................                  79,984


Item 6. Exhibits and Reports on Form 8-K:

(a)    Exhibits:  None.

(b)    Reports on Form 8-K:  None.

                        CHURCH LOANS & INVESTMENTS TRUST

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                CHURCH LOANS & INVESTMENTS TRUST



DATE: November 12, 1998                            BY:/s/ B.R. McMorries
                                                   -----------------------------
                                                   B.R. McMorries,
                                                   Chairman of the Board of
                                                   Trust Managers


DATE: November 12, 1998                            BY:/s/ Kelly Archer
                                                   -----------------------------
                                                   Kelly Archer
                                                   Chief Financial Officer