Form 10QSB/A
period 1998-09-30
CHURCH LOANS & INVESTMENTS TRUST
filed 1999-02-12
CIK 20199

================================================

                    U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   ----------

                          FORM 10-QSB/A AMENDMENT NO.1

              [x] AMENDMENT NO.1 QUARTERLY REPORT UNDER SECTION 13
                      OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                For the quarterly period ended September 30, 1998

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

                               Yes [ _ ] No [ X ]

                        CHURCH LOANS & INVESTMENTS TRUST



                                     INDEX

                                                                     Page
                                                                     ----
        Part I.

             Item 1:  Financial Information:

                      Condensed Balance Sheets at September 30, 1998
                          and March 31, 1998 .......................   1

                      Condensed Statements of Income for the
                          six-month periods ended
                          September 30, 1998 and 1997 ..............   2

                      Condensed Statements of Cash Flows
                          for the six-month periods ended
                          September 30, 1998 and 1997 .............    3

                      Notes to Condensed Financial Statements .....    4

             Item 2:  Management's Discussion and Analysis or
                       Plan of Operation ..........................    6


        Part II.  Other Information ...............................    9

        Signatures ................................................    10

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

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)

                                    Year 2000

The following information which appears in the section constitutes Year 2000 Readiness Disclosure, pursuant to the Year 2000 ("Y2K") Information and Readiness Disclosure Act. The Year 2000 issue is the result of computer systems using a two-digit format, as opposed to four digits, to indicate the year. Any of the Trust's computer programs or hardware that have date-sensitive software or embedded chips may not appropriately interpret dates beyond the year 1999. This could result in a system failure, miscalculation or other computer errors causing disruptions of operations. The Trust's plan to address the issue involves the follow five phases: awareness, assessment, remediation, testing and implementation. The plan also involves communicating with external service providers to ensure that they are taking appropriate action to remedy any Year 2000 issues. To date, the Trust has completed its assessment of systems that could be affected by the Year 2000. As part of the assessment phase, systems, which have the greatest impact, were designated as mission critical systems.

Internal mission critical systems include the Trust's internal accounting and information system. This system includes a small server-based local area network and a small peer-to-peer network that uses commercially available operating and networking software. The vendors (primarily Microsoft, Compaq and Gateway) have certified this hardware and software as Year 2000 compliant. The Trust's primary application programs (including general ledger, mortgage loan, shareholder, bond financing and Secured Savings Certificate accounting modules) are customized. During November 1998, an independent consultant performed an analysis to determine if programs were Year 2000 compliant. The cost of the testing was less than $1,000. The Trust has engaged the consultant to modify and test the noncompliant programs. Remediation began about December 1998 and through February 7, 1999 was 58% complete. The remaining programs will be modified and tested in the remaining portion of the first quarter or in the second calendar quarter of 1999. It is estimated that the cost to modify the files will range from $6,000-$7,500 (excludes the cost to upgrade and replace systems used in the ordinary course of business). Such costs will be charged to expense as incurred.


Item 2. Management's Discussion and Analysis or Plan of Operation (Continued)

                   This information is an integral part of the
                       accompanying financial statements.

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)
                              Year 2000 (Continued)

The Trust's operations are relatively simple. As far as essential vendors are concerned, the primary ones are considered to be the Trust's primary bank (the same bank serves as depositor and lender), and the electric and telephone utility. The Trust has received reports from these providers regarding their efforts to attain Y2K readiness. The negative impact of large loan customers who have not dealt with the implications of the Y2k problem on their operations could be serious to the Trust. However, the Trust does not believe that the risk to its typical loan customer is as great as it is to a normal commercial operation. This is due to the fact that the source of loan payments generally made by all churches is from individuals making contributions via cash or check to the church. Accordingly, it is believed that most churches should not suffer adversely from the Y2K issue. Nevertheless, the Trust plans to survey its loan customers with balances over $100,000 in the first quarter of calendar 1999 to determine their Y2K compliance. The Trust believes that it has an effective program in place to resolve the Year 2000 issue in a timely manner and that it is unlikely that Year 2000 issues will cause any significant problems with customer service or otherwise have a material adverse impact on the Trust's operations or financial performance. However, if appropriate modifications are not completed in a timely manner for some unexpected reason, the Year 2000 issue could impact the Trust's operations. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially impact the Trust. There can be no guarantee that the systems of other companies on which the Trust is effected will be remediated in a timely manner and not have any adverse impact on the Trust's operations. Therefore, the Trust will develop contingency plans in 1999 to minimize the impact on the Trust's operations if these organizations fail to remediate their systems properly.

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

                                                CHURCH LOANS & INVESTMENTS TRUST



DATE: February 12, 1999                            BY:/s/ B.R. McMorries
                                                   -----------------------------
                                                   B.R. McMorries,
                                                   Chairman of the Board of
                                                   Trust Managers


DATE: February 12, 1999                            BY:/s/ Kelly Archer
                                                   -----------------------------
                                                   Kelly Archer
                                                   Chief Financial Officer