Form 10QSB
period 1998-12-31
CHURCH LOANS & INVESTMENTS TRUST
filed 1999-02-12
CIK 20199

================================================

                    U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   ----------

                                  FORM 10-QSB

                     [x] QUARTERLY REPORT UNDER SECTION 13
                      OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                For the quarterly period ended December 31, 1998

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

                               Yes [ X ] No [ _ ]


As of December 31, 1998, 7,000,806 shares of the Registrant's shares of beneficial interest were outstanding.

     Transitional Small Business Disclosure Format (check one)

                               Yes [ _ ] No [ X ]

                        CHURCH LOANS & INVESTMENTS TRUST



                                     INDEX

                                                                     Page
                                                                     ----
        Part I.

             Item 1:  Financial Information:

                      Condensed Balance Sheets at December 31, 1998
                          and March 31, 1998 .......................   1

                      Condensed Statements of Income for the
                          nine-month periods ended
                          December 31, 1998 and 1997 ..x............   2

                      Condensed Statements of Cash Flows
                          for the nine-month periods ended
                          December 31, 1998 and 1997 .x............    3

                      Notes to Condensed Financial Statements .....    4

             Item 2:  Management's Discussion and Analysis or
                       Plan of Operation ..........................    6

        Part II.  Other Information ...............................    9

        Signatures ................................................    10

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      Condensed Balance Sheets (Unaudited)
                      December 31, 1998 and March 31, 1998

                  ASSETS                       December 31, 1998  March 31, 1998
                  ------                       -----------------  --------------

CASH AND CASH EQUIVALENTS ......................   $    144,467    $     32,403
RECEIVABLES
    Mortgage loans and church bonds -
     performing ................................     23,677,616      22,165,629
    Interim construction loans - performing ....     12,893,228      10,732,915
    Nonperforming mortgage loans, church
     bonds and interim construction loans ......      3,646,763       2,492,095
    Less: Allowance for possible credit losses .     (1,170,213)     (1,035,213)
                                                   ------------    ------------
                                                     39,047,394      34,355,426
    Accrued interest receivable ................        348,145         341,360
    Notes receivable ...........................        475,195         405,860
                                                   ------------    ------------
                  Total receivables ............     39,870,736      35,102,646
PROPERTY AND EQUIPMENT, net ....................        185,865         197,619
REAL ESTATE ACQUIRED THROUGH FORECLOSURE .......        314,197       1,479,486
UNAMORTIZED DEBT EXPENSE, net and other assets .         39,023          62,960
                                                   ------------    ------------
TOTAL ASSETS ...................................   $ 40,554,286    $ 36,875,114
                                                   ============    ============
                  LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
    Notes payable and line of credit:
      Related party ............................   $  1,638,566    $  1,969,938
      Other ....................................     11,966,397       5,740,773
                                                   ------------    ------------
                                                     13,604,963       7,710,711
                                                   ------------    ------------
    Secured savings certificates:
      Related party ............................           --           240,000
      Other ....................................      3,414,377       6,823,823
                                                      3,414,377       7,063,823
    Accrued interest payable ...................         90,327          29,768
    Dividends payable ..........................      1,750,202            --
    Other ......................................      1,063,694         781,455
                                                   ------------    ------------
                  Total liabilities ............     19,923,563      15,585,757
                                                   ------------    ------------
SHAREHOLDERS' EQUITY
    Shares of beneficial interest, no par value;
     authorized shares unlimited, 7,007,402
     shares issued .............................     20,623,866      20,623,866
    Undistributed net income ...................         23,347         665,491
    Treasury shares, at cost (6,596 shares) ....        (16,490)           --
                                                   ------------    ------------
                  Total shareholders' equity ...     20,630,723      21,289,357
                                                   ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .....   $ 40,554,286    $ 36,875,114
                                                   ============    ============
      These financial statements should be read only in connection with the accompanying notes to financial statements.

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)
                   Condensed Statements of Income (Unaudited)
                    Three-month and nine-month periods ended
                           December 31, 1998 and 1997

                                    Three-month periods Nine-month periods ended
                                     ended December 31,    ended December 31,
                                      1998        1997      1998        1997
                                      ----        ----      ----        ----
INTEREST INCOME AND FEES
    Interest and fees on mortgage
      loans, church bonds, and
      interim construction loans  $1,155,129  $  952,766  $2,289,823  $1,885,973
INTEREST INCOME AND FEES
    Interest and fees on mortgage
      loans, church bonds, and
      interim construction loans  $1,048,424  $  970,903  $3,338,247  $2,856,876
    Interest on temporary
       investments .............      14,311      14,469      34,562      76,058
                                  ----------  ----------  ----------  ----------
          Total interest income
              and fees .........   1,062,735     985,372   3,372,809   2,932,934
                                  ----------  ----------  ----------  ----------
DEBT EXPENSE
    Interest ...................     272,362     227,823     864,147     690,359
    Amortization of:
       Registration cost .......        --          --          --         4,374
       Commissions paid
        to brokers .............       8,840      14,171      30,734      43,766
                                  ----------  ----------  ----------  ----------
          Total debt expense ...     281,202     241,994     894,881     738,499
                                  ----------  ----------  ----------  ----------
          Net interest income ..     781,533     743,378   2,477,928   2,194,435
PROVISION FOR POSSIBLE
    CREDIT  LOSSES .............      45,000      45,000     135,000     135,000
                                  ----------  ----------  ----------  ----------
          Net interest income
            less provision for
            possible credit losses   736,533     698,378   2,342,928   2,059,435
OTHER INCOME ...................      12,404      42,747      14,499      81,658
OTHER OPERATING EXPENSES
    General and administrative .     136,991     141,545     436,254     472,590
    Board of Trust Managers' fees     14,107      10,704      41,852      35,176
                                  ----------  ----------  ----------  ----------
          Total other
           operating expenses        151,098     152,249     478,106     507,766
                                  ----------  ----------  ----------  ----------
          Income before provisions
              for taxes ........     597,839     588,876   1,879,321   1,633,327
PROVISION FOR TAXES ............        --          --           449       3,627
                                  ----------  ----------  ----------  ----------
          NET INCOME ...........  $  597,839  $  588,876  $1,878,872  $1,629,700
                                  ==========  ==========  ==========  ==========
WEIGHTED AVERAGE NUMBER
    OF SHARES OUTSTANDING ......   7,001,236   7,007,402   7,005,219   7,007,402
                                  ==========  ==========  ==========  ==========
NET INCOME PER SHARE ...........  $      .09       $. 08  $      .27  $      .23
                                  ==========  ==========  ==========  ==========
DIVIDENDS PER SHARE               $      .25       $ .21       $ .36       $ .31
                                  ==========  ==========  ==========  ==========

      These financial statements should be read only in connection with the accompanying notes to financial statements.

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)
                 Condensed Statements of Cash Flows (Unaudited)
               Nine-month periods ended December 31, 1998 and 1997

                                                          Nine-month periods
                                                          ended December 31,
                                                          1998           1997
                                                          ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income ...................................  $  1,878,872   $  1,629,700
    Adjustments to reconcile net income to net
     cash provided by operating activities:
          Depreciation ...........................        11,754         11,754
          Amortization of debt expense ...........        30,734         48,140
          Provision for possible credit losses ...       135,000        135,000
          Amortization of loan discounts .........      (241,515)       (63,090)
          Changes in:
              Accrued interest receivable ........        (6,785)       (88,690)
              Accrued interest payable ...........        60,559        (13,406)
              Other liabilities ..................       (62,444)       155,790
          Other, net .............................        (6,797)       (17,123)
                                                    ------------   ------------
                  Net cash provided by operating
                   activities ....................     1,799,378      1,798,075
                                                    ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Investment in mortgage and interim
       construction loans and church bonds .......   (23,803,670)   (20,542,903)
    Payments received on mortgage and interim
       construction loans
       and church bonds ..........................    20,612,398     21,001,310
    Advances of notes receivable .................      (356,053)      (212,471)
    Payments received on notes receivable ........       286,718        305,614
    Proceeds from sale of real estate acquired
       through foreclosure .......................       115,791           --
                                                    ------------   ------------
                  Net cash provided (used) by
                   investing activities ..........    (3,144,816)       551,550
                                                    ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Sale of secured savings certificates .........          --        3,314,121
    Borrowings on notes payable ..................    22,881,133      1,611,412
    Principal payments on:
       Secured savings certificates ..............    (3,649,446)    (3,619,270)
       Notes payable .............................   (16,986,881)    (2,951,621)
    Commissions paid to broker on issuance
       of secured savings certificates ...........          --          (33,973)
    Cash dividends paid ..........................      (770,814)      (700,740)
    Purchase of treasury shares ..................       (16,490)          --
                                                    ------------   ------------
                  Net cash provided (used) by
                   financing activities ..........     1,457,502     (2,380,071)
                                                    ------------   ------------
                  Increase (decrease) in cash
                   and cash equivalents ..........       112,064        (30,446)
CASH AND CASH EQUIVALENTS AT BEGINNING
    OF PERIOD ....................................        32,403        586,629
                                                    ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .......  $    144,467   $    556,183
                                                    ============   ============

Supplemental Disclosure of Cash Flow Information
    Cash paid during the period for interest .....  $    803,588   $    703,765
                                                    ============   ============

During December 1998, the Board of Trust managers declared cash dividends of $1,750,202 ($.25 per share) payable in January 1999. During December 1997, the Board of Trust managers declared cash dividends of $1,471,554 ($.21 per share) payable in January 1998.

During the nine months ended December 31, 1997, the Trust foreclosed on $1,396,451 in loans that were delinquent.

During the nine months ended December 31, 1998, the Trust financed the sale of two real estate properties acquired through foreclosure that had carrying values of $1,049,498 and deferred a gain of $344,683.

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

NOTE 2 - WEIGHTED AVERAGE INTEREST RATES

Weighted average interest rates and net interest rate margins at December 31, 1998 and 1997 were as follows:

                                Mortgage loan and         Total     Net interest
                               church bond portfolio  indebtedness   rate margin
                               ---------------------  ------------   -----------

              December 31, 1998        10.17%             6.91          3.26
              December 31, 1997        10.60%             7.42          3.18

NOTE 3 - CONTRACTUAL MATURITIES

Scheduled principal payments on mortgage loans, church bonds and interim loans and indebtedness (including secured savings certificates and notes payable) outstanding at December 31, 1998, for the five twelve-month periods subsequent to December 31, 1998, follow:

              Twelve-month period   Mortgage loans, church bonds
              ending December 31,        and interim loans          Indebtedness

                      1999                 $16,418,791                15,690,340
                      2000                   1,620,198                 1,329,000
                      2001                   1,563,320                        -
                      2002                   1,588,148                        -
                      2003                   1,666,119                        -
                                           ===========                ==========

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)
               Notes to Condensed Financial Statements (Unaudited)

NOTE 4 - MORTGAGE LOANS, CHURCH BONDS AND INTERIM CONSTRUCTION LOANS

Mortgage loans, church bonds and interim construction loans on which the accrual of interest had been discontinued amounted to $3,646,763 and $2,724,030 at December 31, 1998 and 1997, respectively. If interest on these mortgage loans, church bonds and interim construction loans had been accrued as earned, interest and fees on loans in the accompanying condensed statements of income would have been increased by approximately $211,000 and $115,000 for the nine-month periods ended December 31, 1998 and 1997, respectively. Interest actually recognized in 1998 and 1997 was approximately $67,000 and $72,000 respectively.

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

NOTE 6 - ODD-LOT TENDER OFFERING

Effective September 1, 1998, the Trust began a tender offer at $2.50 per share to all shareholders owning less than 100 shares of beneficial interest. The offer expired November 30, 1998. A total of $16,490 (6,596 shares) were purchased and are being held as treasury shares.

                   This information is an integral part of the
                       accompanying financial statements.

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)

Item 2. Management's Discussion and Analysis or Plan of Operation

Results of Operations - Three-Month and Nine-Month Periods Ended December 31, 1998 as Compared to the Three-Month and Nine-Month Periods Ended December 31, 1997:

                                    Revenues

The Trust's revenues are derived primarily from interest income earned on mortgage loans, church bonds and interim construction loans. The Trust's revenues of $1,062,735 for the three-month period ended December 31, 1998, increased from $985,372 for the corresponding period in 1997. The Trust's revenues of $3,372,809 for the nine-month period ended December 31, 1998 increased from $2,932,934 for the corresponding period. The weighted average rate on mortgage loans, church bonds and interim loans at December 31, 1998 and 1997 was 10.17% and 10.60%, respectively. The decrease in the weighted average interest rate was more than offset by increased earning loan and church bond balances which increased significantly from $29,954,096 at December 31, 1997 to $36,570,844 at December 31, 1998. Also included in the 1998 nine month period is approximately $170,000 of loan discount amortization recognized from the early pay-off of a large loan.

                                  Debt Expense

The most significant expense item is debt expense which comprised the majority of total operating expense for each of the three-month and nine-month periods ended December 31, 1998 and 1997. Debt expense for the three-month period ended December 31, 1998 of $281,202 as compared to the corresponding amount in 1997 of $241,994. Debt expense of $894,881 for the nine-month period ended December 31, 1998, was increased as compared to the corresponding amount in 1997 of $738,499. The weighted average interest rate on all indebtedness was 6.91% at December 31, 1998 as compared to 7.42% at December 31, 1997. Increased debt balances at December 31, 1998 of $17,019,340 as compared to $11,974,490 at December 31, 1997 more than offset the decrease in weighted average interest rate.

                       Other Operating Income and Expenses

Other income for the nine month period in 1997 included approximately $77,000 in rental income from certain other real estate. Such property was not rented in 1998.

Other operating expenses were $151,098 for the three months ended December 31, 1998, or $1,151 less than the comparable period in 1997. Other operating expenses were $478,106 for the nine-months ended December 31, 1998, or $29,660 less than the comparable period in 1997. These decreases were primarily caused by decreased legal and other fees related to the collection, foreclosure and maintenance of several nonearning loans.

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)

Item 2. Management's Discussion and Analysis or Plan of Operation (Continued)

                                Nonearning Assets

During the nine month period ended December 31, 1998, the Trust classified as nonearning two loans with principal balances totaling $1,521,655. Accrued interest receivable of approximately $62,000 was written off. As with other nonearning assets, those loans are expected to have a negative impact on future earnings.

                    Real Estate Acquired Through Foreclosure

Real estate acquired through foreclosure loans of $314,197 at December 31, 1998 declined from the March 31, 1998 balance of $1,479,486 primarily because of the sale of an assisted-living center located Sedona, Arizona which had a carrying value of $976,000. The property was sold at a gain of $344,683; however, the gain has been deferred because the Trust has provided interim financing for the sale.

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

Item 2. Management's Discussion and Analysis or Plan of Operation (Continued)

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