Form 10KSB40
period 1999-03-31
CHURCH LOANS & INVESTMENTS TRUST
filed 1999-06-25
CIK 20199

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

                    For the Fiscal Year Ended March 31, 1999

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

                               Yes [ X ] No [___]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference of part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     Issuer's revenues for its most recent fiscal year: $4,561,217.

     The aggregate market value of the voting stock held by non-affiliates of the registrant is $16,256,393 as of June 2, 1999.

     The number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1999 is 7,000,806 shares of beneficial interest.

                      Documents Incorporated by Reference:

     Portions of the Annual Report to Shareholders for the year ended March 31, 1999, are incorporated by reference into Parts II and III.

     Exhibits 3(a) and 3(b) included in Form S-11 under File No. 2-51235 are incorporated by reference into Part III.

                                TABLE OF CONTENTS
                        FORM 10-KSB ANNUAL REPORT - 1999
                        CHURCH LOANS & INVESTMENTS TRUST

                                                                      Page
                                                                      ____
        PART I

             Item 1:  Description of Business ................          4
             Item 2:  Description of Properties ..............          6
             Item 3:  Legal Proceedings ......................          6
             Item 4:  Submission of Matters to a Vote of
                       Security Holders ......................          6


        PART II

             Item 5:  Market for Common Equity
                       and Related Stockholder Matters .......          7
             Item 6:  Management's Discussion and Analysis or
                       Plan of operation .....................          8
             Item 7:  Financial Statements ...................         14
             Item 8:  Changes in and Disagreements with
                       Accountants on Accounting and
                       Financial Disclosure ..................         14


        PART III

             Item 9:  Directors, Executive Officers, Promoters
                       and Control Persons; Compliance with
                       Section 16(a) of the Exchange Act .....         15
             Item 10: Executive Compensation .................         16
             Item 11: Security Ownership of Certain Beneficial
                       Owners and Management .................         17
             Item 12: Certain Relationships and Related
                       Transactions ..........................         18
             Item 13: Exhibits and Reports on Form 8-K .......         18

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

The Trust maintains an office located at 5305 I-40 West, Amarillo, TX 79106 (telephone 806/358-3666).

As mentioned above, the Trust is primarily engaged in the business of making mortgage loans to churches and other nonprofit organizations and assisted living centers. The Declaration of Trust restricts the investments of the Trust to loans secured by a first mortgage, deed of trust or other lien covering real property with the amount of such loans not to exceed 66 2/3% of the value of the real property securing such loan as determined by a competent independent appraiser. Although the Trust has been primarily in the business of making long-term mortgage loans, during the past several years it has also been actively involved in making short-term interim or construction loans to finance the construction of church buildings, the construction of assisted living centers, the purchase of real estate, or the refinancing of existing indebtedness. Most of the interim loans presently being made by the Trust are associated with bond offerings of churches and other nonprofit organizations and assisted living centers. These interim loans are scheduled to be repaid from the proceeds of the bond offerings.

The Trust is not limited to the location of the property securing any loans in which it may invest and seeks to spread its investments in areas of the United States where favorable yields prevail.

As of March 31, 1999, the Trust has 121 permanent and interim mortgage loans and investments in church bonds having a principal balance of $37,657,511, with the average principal amount thereof being $311,219.10. The interest rates on these loans vary from 7.5% to 17% per annum with the weighted average interest rate of mortgage loans and church bonds being 10.06% per annum at March 31, 1999. The original terms of these loans vary from one year to thirty years, with the majority being for a term of twenty years.

During the fiscal year of the Trust ending March 31, 1999, the net income of the Trust was $2,505,826, as compared to $2,226,533 in fiscal 1998, an increase of 12.54%. The increase in net income of the Trust was due to several factors, including (a)an increase in the investment in mortgage and interim loans made by the Trust thereby increasing the net interest income of the trust and the commitment fees earned by the Trust; and (b) an increase in income realized from loan purchase discounts.

The net income of the Trust for each of the quarters  during  fiscal 1999 was as
follows:    first    quarter-$608,529;     second    quarter-$672,504;     third
quarter-$597,839; and fourth quarter-$626,954.

The operational expense of the Trust decreased from $698,138 during fiscal 1998 to $684,706 in fiscal 1999. The operational expenses of the Trust were approximately 15.01% of its gross income for the year ended March 31, 1999 as compared to 17.50% for the year ended March 31, 1998. The operational expense of the Trust included general and administrative expenses and compensation to members of the Board of Trust Managers.

During fiscal 1999, the Trust advanced loan proceeds of $35,518,740 on 32 different loans. Most, if not all, of such loans bear interest at a variable rate varying from 1.5% to 2% per annum in excess of the prime rate of interest published by the Wall Street Journal and known as the "Wall Street Journal Prime."

During the first 10 months of fiscal 1999, the Trust employed a total of 4 full time employees and employed, as needed, one additional part-time employee. On February 1, 1999, the Trust added one full-time employee.

The business conditions in which the Trust operates has become more competitive in the past fiscal year as more and more banks are re-entering the business of making loans to churches, especially the more desirable, less risky, church loans. If this trend continues, the rates and fees which the trust can charge may decrease. However, loan demand remains good as evidenced by the number of loan requests received by the Trust and the number of loan commitments outstanding as of March 31, 1999.

Item 2: DESCRIPTION OF PROPERTY

The Trust maintains as its only place of business its offices located at 5305 I-40 West, in Amarillo, Texas. Such building is owned by the Trust and is occupied solely by the Trust. There is no debt owed by Trust in regard to its real property.

The real properties of the Trust, net of depreciation and excluding real estate acquired through foreclosure, are not a significant portion of the Trust's assets, representing less than 1% of the Trust's total assets.

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

Due to several foreclosures of nonperforming loans, the Trust holds title or an interest in the title to two properties which are presently for sale by the Trust. These properties are located in San Antonio, Texas and Decatur, Georgia.

Item 3: LEGAL PROCEEDINGS

None

Item 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

Item 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

There is no established public trading market for the shares of beneficial interest of the Trust. During fiscal 1999 a total of 97,440 shares were sold in the secondary market at prices ranging from $2.265 to $2.75 per share. The last sale during the fiscal year was at $2.50 per share. During fiscal year 1998 a total of 147,328 shares were sold in the secondary market at prices ranging from $2.20 to $2.75 per share.

The range of high and low bid information for shares of beneficial interest of the Trust for each quarter within the last two fiscal years is as follows:

                  Quarter           Fiscal 1999    Fiscal  1998
                  -------            High    Low    High    Low
                                    ______  _____  ______  _____
                  April-June .....   $2.35  $2.30  $2.30   $2.25
                  July-September .    2.35   2.30   2.75    2.25
                  October-December    2.44   2.265  2.40    2.25
                  January-March ..    2.75   2.35   2.65    2.25

The source of the above information is the Trust's own records. The Trust serves as the Transfer Agent for its own shares.

(b) Holders

At March 31, 1999 there were 2,462 shareholders of the Trust.

(c) Dividends

Cash dividends on all outstanding shares of beneficial interest in the Trust are declared twice annually, for the 3 month period ending March 31, and the 9 month period ending December 31. In fiscal 1998 the Trust paid a cash dividend of $.31 per share. In fiscal 1999 the Trust paid a total cash dividend of $.36 per share.

(d) Sales of Unregistered Securities.

None.

Item 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations--1999 compared to 1998

During the fiscal year ended March 31, 1999, interest income and fees of the Trust increased by $572,504 (14.35%) over the previous fiscal year. Such increase was primarily attributable to several factors, including (a) an increase in the amount of performing loans made by the Trust during the year; and (b) the realization of income from the early payoff of loans purchased by the Trust at a discount. Although, there was a decrease in the amount of performing interim loans held by the Trust from $10,732,915 as of March 31, 1998 to $10,406,937 as of March 31, 1999, there was an increase in performing mortgage loans during the recent fiscal year from $22,165,629 as of March 31, 1998 to $23,109,175 as of March 31, 1999. Therefore, the total performing mortgage loans, church bonds and performing interim construction loans held by the Trust increased from $32,898,544 as of March 31, 1998 to $33,516,112 as of March 31, 1999. More significantly, there was an increase in the investment in mortgage and interim loans made by the Trust during fiscal 1998 of $33,238,225 as compared to $35,518,740 during fiscal 1999. This represents an increase of $2,280,515 or 6.86%. The increase in the investment by the Trust in mortgage loans also contributed to an increase of $58,860 in commitment fees earned by the Trust in fiscal 1999 as compared to fiscal 1998. Income from the realization of loan discounts from loan purchases also increased from $236,512 for the year ended March 31, 1998 to $330,074 for the year ended March 31, 1999, an increase of $93,562.

These increases more that offset a decrease in the average interest rate on loans and church bonds held by the Trust from 10.95% as of March 31, 1998 to 10.06% as of March 31, 1999 and a decrease in interest on temporary investments held by the Trust from $62,705 as of March 31, 1998 to $34,996 as of March 31, 1999.

In fiscal 1999, the average aggregate amount of total debt outstanding was $3,030,868 more than in fiscal 1998. Accordingly, the interest expense of the Trust increased by $218,088 as compared to fiscal 1998. Such increase was primarily due to an increase in the debt of the Trust. Such increase was somewhat offset by a decrease in the Trust's cost of funds. The approximate weighted average annual interest rate upon the aggregate outstanding debt decreased from 7.44% during fiscal 1998 to 6.90% during fiscal 1999.

The net income of the Trust for fiscal 1999 was $2,505,826 ($.36 per share), an increase of $279,293 (12.54%) from the previous fiscal year. Such increase was primarily attributable to an increase in net interest income in fiscal 1999 as compared to fiscal 1998 as discussed above. Dividends related to fiscal 1999 were $2,450,283 or $.35 per share. Dividends are based on taxable income which varies from net income reported in the financial statements because of temporary differences (differences between the tax basis of an asset or liability and its reported amount in the financial statements that will result in taxable or deductible amounts in future years). Future dividends may be more or less than net income reported in the financial statements because of variances in these temporary differences.

During fiscal 1999, the prime interest rate decreased from 8.50% to 7.75%. Should the prime interest rate decrease during fiscal 2000, the interest expense of the Trust will generally decrease and the net income of the Trust will in turn generally increase. Should the prime interest rate increase during fiscal 2000, the interest expense of the Trust will generally increase and the net income of the Trust will in turn generally decrease.

Payments received on the interim and permanent loan portfolio and the church bonds held by the Trust increased from $31,194,006 during fiscal 1998 to $35,610,274 during fiscal 1999, an increase of 14.16%. This increase was attributable to: (a) an increase in interim loans made by the Trust during the year ended March 31, 1999 and (b) the pay-off prior to maturity of several mortgage loans.

During fiscal 1998, the Trust foreclosed on three nonperforming loans with total principal balances of approximately $1,360,000. One loan constituted approximately $976,000 of the total and was secured by an assisted living center located in Sedona, Arizona. The Trust sold its interest in this property during fiscal 1999. However, the Trust financed such purchase by the acceptance of the purchaser's interim promissory note payable to the Trust. Therefore, the gain from this sale will be recognized by the Trust as such interim note is paid. The Trust sold another property located in Colorado Springs, Colorado in exchange for part cash and the remainder of the purchase price is paid pursuant to a note executed by the purchaser of such property. Once again, the Trust will recognize the balance of the gain from the sale of this property as the note is paid. Finally, the Trust has also sold a portion of a piece of property located in San Antonio, Texas which it had received in a foreclosure conducted in fiscal 1998. Presently, the Trust is actively seeking disposition of the balance of this land located in San Antonio, Texas which is unimproved raw land.

Liquidity and Capital Resources

The Trust is engaged primarily in the business of making permanent and interim loans to churches and other non-profit organizations, and to other borrowers, including businesses engaged in the building and operation of assisted living centers. At March 31, 1999, the Trust had eight loans to two different borrowers which are secured by assisted living centers which totaled approximately $12,233,000. Four of these loans were to affiliated borrowers totaling approximately $9,001,000 and with the remaining four loans to another borrower totaling $3,232,000. In addition, the Trust had four loan commitments outstanding as of March 31, 1999 for the construction and financing of assisted living centers in the total approximate amount of $3,825,000.

The assets of the Trust primarily consist of its loan portfolio and its office building and facilities. The operational expense of the Trust is comprised of the maintenance of its office building, the payment of the salaries of its management and clerical staff and the payment for legal and accounting services. Substantially all of the Trust assets are invested in the permanent and interim loans made by the Trust. The only potential liquidity problems of the Trust are related to the timely and proper repayment by the Trust of the leveraged funds it has borrowed to make loans in excess of its capital and the ability to fund loan commitments which totaled $11,452,000 at March 31, 1999. All of the indebtedness of the Trust is generally classified as short term having maturities ranging from "on demand" to maturities repayable over various periods extending through 2001.

The annual maturities upon all debt obligations of the Trust outstanding as of March 31, 1999 for the next two fiscal years are: 2000--$14,145,040; and 2001-$726,000. These debt obligations primarily consist of the Trust's bank line of credit, Master Note Agreements and Secured Savings Certificates ("Certificates") which have been previously issued by the Trust. Certificates outstanding as of March 31, 1999 that will mature during the next two fiscal years are: 2000-$2,037,376; and 2001-$726,000.

At March 31, 1999 loans to the Trust under Master Note Agreements which are in effect demand notes total $8,257,664. In the past, the Trust has utilized its bank line of credit, principal paid to the Trust upon its outstanding loan portfolio, and the proceeds received from the sale of Certificates in order to meet its maturing obligations.

At March 31, 1999, the balance which could be borrowed by the Trust upon its bank line of credit was $11,150,000. The principal payments scheduled to be received by the Trust upon its loan portfolio for the years ending March 31, 2000 and 2001 are $13,376,084, and $1,616,852, respectively. Assuming all of these scheduled principal payments are received, these payments, together with the balance available to Church Loans on its bank line of credit, would allow Church Loans to have sufficient funds to meet its maturing obligations and fund loan commitments without the necessity for Church Loans having to sell any additional Certificates or borrow funds from other sources.

During fiscal 1998 and 1997 the Trust sold Certificates in the principal amounts of $3,314,121 and $2,648,579, respectively. Due to the cost of registration and the other costs of sales of such Certificates, the cost of these funds are normally higher than the cost of borrowing from bank sources or master notes. Therefore, the Trust discontinued the registration of Certificates and ceased the sales of Certificates as of July 16, 1997. The Trust also obtained an increase in its bank line of credit from $10,000,000 to $15,000,000 effective September 1, 1997. Based upon the success of the Trust to obtain borrowings in the past, the Trust is confident that, should it be necessary, it will be able to register and sell Certificates or obtain additional bank financing in the future in sufficient amounts for the Trust to timely meet all of its obligations.

Should all the scheduled principal payments upon loans made by the Trust not be received, and should the Trust be unable to borrow against its line of credit, and should borrowings from other sources not be available it would be necessary for the Trust to sell a portion of its mortgage loan portfolio in order for it to meet all of its financial obligations. At March 31, 1999, the principal balance of the loan and church bond portfolio of the Trust was $37,071,141. The weighted average interest rate on loans and church bonds was 10.06% per annum. In view of the normal marketability of conventional loans, the Trust would probably be required to discount the great majority of these loans in order for them to be attractive for purchase. The principal amount of these loans if discounted to yield a weighted average interest rate of 12%, 14% and 16% would be $31,077,973, $26,638,263, and $23,308,480, respectively. There is no assurance that the Trust would be able to sell all, or a portion of, its portfolio of loans, in which event, it would be necessary for the Trust to secure a loan, or loans, from a lender in order for the Trust to meet its financial obligations. There is no assurance that the Trust would be able to secure a loan in such instance. The Trust has sold only one of the loans in its mortgage loan portfolio and therefore has limited experience in this area.

Principal payments scheduled to be received by the Trust upon its permanent loan portfolio during the years ending March 31, 2000 and 2001, if not used to fund new loan commitments, would be used to reduce the outstanding indebtedness of the Trust. Should the Trust use the payments of principal which shall be received upon its loan portfolio to reduce its outstanding indebtedness, the interest expense of the Trust will decrease. In such instance, whether the decrease in the interest income will exceed, or be less than, the decrease in the interest expense will largely be dependent upon the prime rate of interest prevailing at such time due to the fact that the interest to be earned by the Trust upon its mortgage loan portfolio is generally based upon a fixed rate of interest or a variable rate of interest that periodically reprices, while the interest to be paid by the Trust upon its outstanding debts is directly, or indirectly, tied to the prime rate of interest charged by major domestic banks.

As of March 31, 1999, a substantial  portion of the promissory  notes evidencing the loans made by the Trust have been pledged to secure its outstanding indebtedness. At March 31, 1999 promissory notes in the principal amount of $5,406,722 had been pledged to secure Certificates which had been previously sold by the Trust. The required collateral for these Certificates (based on the ratio of 1 to 1 for Certificates in Series O) was $2,763,376, leaving an excess of promissory notes which have been pledged by the Trust to secure said Certificates of $2,643,346. Additionally, promissory notes totaling $9,304,931 were pledged against the bank line of credit which had a total outstanding balance of $3,850,000. The required collateral for this bank loan was $4,235,000, leaving an excess of promissory notes which have been pledged to secure said bank notes of $5,069,931. These excess promissory notes may be reassigned by the Indenture Trustee or bank to the Trust to be sold in order for the Trust to meet its financial obligations. Should it be necessary in order for the Trust to meet its financial obligations, these excess notes amounting to $7,713,277 and other additional promissory notes in the approximate amount of $22,359,488 (for a total amount of $30,072,765) would be available to be sold by the Trust to meet its financial obligations. Should the excess promissory notes be assigned by the Indenture Trustee or bank to the Trust as heretofore described, all outstanding Certificates sold by the Trust and the bank line of credit would continue to be secured by the required ratio of notes pledged to the principal balance of these Certificates and the bank line of credit. There is no assurance that the Trust would be able to sell all, or any portion of these notes.

Cash flows from operating activities consists primarily of net income. The primary components of net income are interest income and expense. Interest income should continue to be the main source of cash provided by operating activities; however, the availability of this cash flow is dependent upon the ability of the borrowers to repay loans. Although there was an increase in the amount of non-performing loans as of March 31, 1999 compared to March 31, 1998, management does not expect material changes in such loans in the near term. Accordingly, cash provided by operating activities has been and is expected to be a relatively stable source of cash flow.

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

Inflation

At March 31, 1999, the weighted average interest rate on the mortgage loan and church bond portfolio of the Trust was 10.06% per annum while the weighted average interest rate upon all borrowings of the Trust was 6.90% per annum. Although a majority of the loans constituting the loan portfolio of the Trust have been made at variable rates of interest that generally reprice either daily, annually, or otherwise periodically, a portion of the loans constituting the Trust's loan portfolio have been made at fixed rates of interest and therefore are not subject to being increased or decreased during the term of the loan. All of the indebtedness of the Trust, other than the existing Certificates, is either directly or indirectly tied to the prime rate of interest charged by major banking institutions and therefore is subject to fluctuation. During periods of inflation, the prime rate of interest charged by major banking institutions, as well as the interest rate or cost of borrowing money from any lender, generally increases. Consequently, during an inflationary period the interest expense of the Trust would increase. Since the interest income of the Trust would not increase as rapidly, an increase in the interest expense of the Trust would decrease the net income of the Trust. However, interest income should subsequently increase as variable rate loans reprice. Should the amount of the loans and the amount of the indebtedness of the Trust remain constant, and should the weighted average interest rate upon the indebtedness increase to approximately 25.08% per annum, the interest income and the interest expense of the Trust would be substantially equal.

Odd-Lot Tender Offer

During fiscal 1999, the Trust completed an odd-lot tender offer. Effective September 1, 1998, the Trust extended a tender offer to all shareholders owning less than 100 shares of beneficial interest to purchase such shares for $2.50 per share. The offer expired November 30, 1998. A total of 6,596 shares were purchased as a result of such odd-lot tender offer, thereby reducing the number of outstanding shares of beneficial interest in the Trust to 7,000,806.

Year 2000 Issues

The following information which appears in this section constitutes Year 2000 Readiness Disclosure, pursuant to the Year 2000 ("Y2K") Information and Readiness Disclosure Act. The Year 2000 issue is the result of computer systems using a two-digit format, as opposed to four digits, to indicate the year. Any of the Trust's computer programs or hardware that have date-sensitive software or embedded chips may not appropriately interpret dates beyond the year 1999.

This could result in a system failure, miscalculation or other computer errors causing disruptions of operations. The Trust's plan to address the issue involves the following five phases: awareness, assessment, remediation, testing and implementation. The plan also involves communicating with external service providers to ensure that they are taking appropriate action to remedy any Year 2000 issues. To date, the Trust has completed its assessment of systems that could be affected by the Year 2000. As part of the assessment phase, systems, which have the greatest impact, were designated as mission critical systems.

Internal mission critical systems include the Trust's internal accounting and information system. This system includes a small server-based local area network and a small peer-to-peer network that uses commercially available operating and networking software. The vendors (primarily Microsoft, Compaq and Gateway) have certified this hardware and software as Year 2000 compliant. The Trust's primary financing application programs (including general ledger, mortgage loan, shareholder, bond financing and Secured Savings Certificate accounting modules) are customized. During November 1998, an independent consultant performed an analysis to determine if programs were Year 2000 compliant. The cost of the testing was less than $1,000. The Trust has engaged the consultant to modify and test the noncompliant programs. Remediation began about December 1998 and through May 31, 1999 was 65% complete. The consultant has committed to the completion of remediation and testing no later than December 15, 1999, however, it is believed that remaining modifications and testing will be virtually complete by the end of the third calendar quarter. It is estimated that the cost to modify the files will range from $6,000 to $7,500 (excluding the cost to upgrade and replace systems used in the ordinary course of business). Such costs will be charged to expense as incurred.

The Trust's operations are relatively simple. As far as essential vendors are concerned, the primary ones are considered to be the Trust's primary bank (the same bank serves as depositor and lender), and the electric and telephone utility. The Trust has received reports from these providers regarding their efforts to attain Y2K readiness. The negative impact of large loan customers who have not dealt with the implications of the Y2K problem on their operations could be serious to the Trust. However, the Trust does not believe that the risk to its typical loan customer is as great as it is to a normal commercial operation. This is due to the fact that the source of loan payments generally made by all churches is from individuals making contributions via cash or check to the church. Accordingly, it is believed that most churches should not suffer adversely from the Y2K issue. Nevertheless, the Trust surveyed its loan customers with balances over $100,000 in the first quarter of calendar 1999 to determine their Y2K compliance. Most churches have responded that they will be in compliance. The Trust intends to follow up soon on those churches who have not responded.

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

At this time, the Trust has not developed Year 2000 contingency plans, other than the review and remedial actions described above, and does not intend to do so unless the Trust believes such plans are merited by the results of its continuing Year 2000 review. The Trust has not developed a "worst case" scenario with respect to Year 2000 issues, but instead has focused its resources on identifying material, remediable problems and reducing uncertainties generally through the Year 2000 review described above.

SIGNIFICANT SUBSEQUENT EVENT

On June 17, 1999, the Trust received $1,380,493.29 in full and final payment of a loan owing to the Trust from St. Stephens Church of God in Christ, Inc. of San Diego, California. Such amount paid in full the principal, interest and attorney's fees owing to the Trust by such Borrower. Such loan was accounted for as a non-performing loan by the Trust and certain interest payments had been credited to principal. Therefore, such payoff resulted in an additional recognition of interest income of approximately $611,088.60 during June 1999. The interest income recognized as a result of this loan payoff is $0.0873 per share.

Item 7: FINANCIAL STATEMENTS

Financial Statements at March 31, 1999, and 1998 and for each of the years in the two-year period ended March 31, 1999, are incorporated by reference from Pages 17 through 33 of the 1999 Annual Report to Shareholders.

The report of independent auditors with respect to the financial statements at March 31, 1999, and 1998 and for each of the years in the two-year period ended March 31, 1999 is incorporated by reference from Page 16 of the 1999 Annual Report to Shareholders.

Item 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

Item 9: DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a) Board of Trust Managers. The following information is furnished as to each individual who now serves as a member of the Board of Trust Managers of the
Trust:

B. R. McMorries, age 72, is a consulting engineer. He has served as a Trust Manager since 1963. He serves as Chairman of the Board of Trust Managers.

Larry Brown, age 56, is the President of Larry Brown Realtors, Inc. and is a licensed realtor. He has served as a Trust Manager since 1981. He serves as Vice-Chairman and Secretary of the Board of Trust Managers.

Jack R. Vincent, age 69, is engaged in farming and ranching operations. He has served as a Trust Manager since 1989.

Steve Rogers, age 51, is the President of Steve Rogers Co., a real estate appraisal firm. He has served as a Trust Manager since 1990.

Mike Bahn, age 55, is the President of Amarillo Blueprint Co., an office equipment and supply and reproduction services business. He has served as a Trust Manager since 1997.

Terry Hays, age 48, is the Information Systems Manager for the law firm of Perdue, Brandon, Fielder, Collins and Mott. Mr. Hays has served as a Trust Manager since 1998.

Alfred J. Smith, age 64, is in the independent oil and gas production business. Pursuant to the By-Laws of the Trust, the Board of Trust Managers appointed Mr. Smith to the board of Trust Managers at its January 1999 meeting.

(b) Executive Officers. The following information is furnished as to each individual who now serves as an executive officer of the Trust who is not mentioned under "Board of Trust Managers" above:

M. Kelly Archer, age 47, serves as President, Manager of Operations and Chief Financial Officer of the Trust. As such, Mr. Archer functions as the Executive Officer of the Trust. Mr. Archer has served in this capacity for 17 years.

Robert E. Martin, age 49, serves as the Senior Vice-President-Lending for the Trust. Mr. Martin has served in such capacity since February 1, 1999. Prior to serving in such capacity, Mr. Martin served as the President/CEO of Santa Fe Federal Credit Union. Mr. Martin also served as a member of the Board of Trust Managers of the Trust prior to becoming an employee of the Trust.

Robert E. Fowler, age 46, serves as the Senior Vice-President-Accounting and Information Systems for the Trust. Mr. Fowler has served in such capacity for 17 years.

Item 10: EXECUTIVE COMPENSATION

(a) Executive Officers:

The following table sets forth certain information regarding compensation paid during each of the Trust's last three fiscal years to the Trust's Manager of Operations (CEO). The Trust has no other executive officers whose salary, bonuses and other compensation earned during fiscal 1999 exceeded $100,000 for services rendered in all capacities.

                                         Annual Compensation
                                _____________________________________
         Name and Principal     Fiscal                   Other Annual
              Position           Year  Salary    Bonus   Compensation
         _____________________  _____  _______   _____   ____________

         CEO-M. Kelly Archer     1999 $102,997     0        $6,613
         Manager of              1998  107,133     0         6,036
         Operations              1997  101,267     0         6,520

(b) Trust Managers' Compensation:

The Board of Trust Managers of the Trust were paid $51,800 in cash as a group during the last fiscal year for services as Trust Managers. The Chairman of the Board of Trust Managers, B. R. McMorries, is paid $500 per month for serving in such capacity. The remaining members of the Board of Trust Managers are paid $300 per month for serving as a member of the board. All Trust Managers are paid an additional $100 per board or committee meeting attended. In addition, a Trust Manager receives $200.00 per day for their services when out of town on trust business.

The members of the Board of Trust Managers of the Trust are not otherwise employed or compensated by the Trust.

Item 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) The following table indicates the persons known by the Trust to own beneficially more than 5 percent of the shares of beneficial interest in the
Trust:

              Name and Address of       Amount of and Nature            Percent
                Beneficial Owner       of Beneficial Ownership*         of Class
              ___________________      _______________________          ________

                    None                       None                       None

(b) The following table indicates the number of shares of beneficial ownership interest in the Trust owned by the Board of Trust Managers and Executive Officers, individually and as a group:

              Name and Address of       Amount of and Nature            Percent
                Beneficial Owner       of Beneficial Ownership          of Class
         _______________________________________________________________________

                B. R. McMorries                277,310                    3.961%

                Larry Brown                     35,327                    0.505%

                Jack R. Vincent                  9,576                    0.137%

                Steve Rogers                     1,300                    0.019%

                Mike Bahn                        1,650                    0.024%

                Terry Hays                       2,246                    0.032%

                Alfred J. Smith                    716                    0.010%

                M. Kelly Archer                101,430                    1.449%

                Robert E. Fowler                65,482                    0.935%

                Robert E. Martin                 3,212                    0.046%
                                               _______                    ______
             All Trust Managers and
               Executive Officers              498,249                    7.117%
               as a Group

* The nature of beneficial ownership of such shares is either directly by such named person, indirectly through such person's spouse or through Individual Retirement Accounts directed by such person or their spouse.

Item 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Trust issues a limited number of "Master Notes" which are unsecured debt instruments of the Trust. The Trust pays the obligee of such notes interest at the rate of one percent per annum (1%) less than the prime lending rate of Amarillo National Bank, the Trust's primary lender. As of March 31, 1999, the Trust had entered into Master Note Agreements with B. R. McMorries, Chairman of the Board of Trust Managers, and related persons, in the amount of $1,207,565; with Larry Brown, Secretary of the Board of Trust Managers, and related persons, in the amount of $282,194; and First State Bank, Happy, Texas, of which Jack R. Vincent, member of the Board of Trust Managers, owns, either directly or indirectly, 10% or more of the outstanding stock, in the amount of $706,202. The terms of such Master Notes are the same as Master Notes entered into with other unrelated persons, except as to the amounts thereof.

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

                                  CHURCH LOANS & INVESTMENTS TRUST


DATE:  June 25, 1999              By: /S/ B.R. McMorries
                                      __________________
                                      B.R. McMorries,
                                      Chairman of the Board of
                                      Trust Managers

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                 Capacity                  Date
         _____________________  _______________________      _______

         /s/ B.R. McMorries     Chairman of the Board        6-25-99
         __________________      of Trust Managers
         B.R. McMorries

         /s/ Larry Brown        Vice-Chairman and            6-25-99
         __________________      Secretary of the Board
         Larry Brown             of Trust Managers

         /s/ M. Kelly Archer    President, Principal         6-25-99
         __________________      Financial and Accounting officer
         M. Kelly Archer

         /s/ Jack R. Vincent    Trust Manager                6-25-99
         __________________
         Jack R. Vincent

         /s/ Steve Rogers       Trust Manager                6-25-99
         __________________
         Steve Rogers

         /s/ Mike Bahn          Trust Manager                6-25-99
         __________________
         Mike Bahn

         /s/ Terry Hays         Trust Manager                6-25-99
         __________________
         Terry Hays

         /s/ Alfred J. Smith    Trust Manager                6-25-99
         __________________
         Alfred J. Smith

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

         (13) -   Pages 17 through 33 of the 1999 Annual Report to
                  Shareholders

         (16) -   None

         (18) -   None

         (21) -   None

         (22) -   None

         (23) -   None

         (24) -   None

         (27) -   Financial Data Schedule