Form 10QSB
period 1999-06-30
CHURCH LOANS & INVESTMENTS TRUST
filed 1999-08-10
CIK 20199

================================================

                    U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   ----------

                                  FORM 10-QSB

                     [x] QUARTERLY REPORT UNDER SECTION 13
                      OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                  For the quarterly period ended June 30, 1999

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

                               Yes [ X ] No [ _ ]


As of June 30, 1999, 7,000,806 shares of the Registrant's shares of beneficial interest were outstanding.

     Transitional Small Business Disclosure Format (check one)

                               Yes [ _ ] No [ X ]

                        CHURCH LOANS & INVESTMENTS TRUST



                                     INDEX

                                                                     Page
                                                                     ----
        Part I.

             Item 1:  Financial Information:

                      Condensed Balance Sheets at June 30, 1999
                          and March 31, 1999 .......................   1

                      Condensed Statements of Income for the
                          three-month periods ended
                          June 30, 1999 and 1998 ...................   2

                      Condensed Statements of Cash Flows
                          for the three-month periods ended
                          June 30, 1999 and 1998 ..................    3

                      Notes to Condensed Financial Statements .....    4

             Item 2:  Management's Discussion and Analysis or
                       Plan of Operation ..........................    6

        Part II.  Other Information ...............................    9

        Signatures ................................................    10

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      Condensed Balance Sheets (Unaudited)
                        June 30, 1999 and March 31, 1999

                  ASSETS                           June 30, 1999  March 31, 1999
                  ------                           -------------  --------------
CASH AND CASH EQUIVALENTS ......................   $     49,965    $    181,068
RECEIVABLES
    Mortgage loans and church bonds -
     performing ................................     23,934,339      23,109,175
    Interim construction loans - performing ....     10,112,086      10,406,937
    Nonperforming mortgage loans, church
     bonds and
      interim construction loans ...............      2,754,509       3,555,029
    Less: Allowance for possible credit losses .     (1,260,213)     (1,215,213)
                                                   ------------    ------------
                                                     35,540,721      35,855,928
    Accrued interest receivable ................        425,838         323,396
    Notes receivable ...........................        408,424         407,111
                                                   ------------    ------------
                  Total receivables ............     36,374,983      36,586,435
PROPERTY AND EQUIPMENT, net ....................        178,029         181,947
REAL ESTATE ACQUIRED THROUGH FORECLOSURE .......        314,196         314,196
UNAMORTIZED DEBT EXPENSE AND OTHER ASSETS ......         26,597          28,891
                                                   ------------    ------------
TOTAL ASSETS ...................................   $ 36,943,770    $ 37,292,537
                                                   ============    ============
                      LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
    Notes payable and line of credit:
      Related party ............................   $  1,958,978    $  1,921,680
      Other ....................................     10,202,695      10,185,984
                                                   ------------    ------------
                                                     12,161,673      12,107,664
                                                   ------------    ------------
    Secured savings certificates ...............      1,954,000       2,763,376
    Accrued interest payable ...................         53,897         104,785
    Other ......................................      1,063,799       1,059,035
                                                   ------------    ------------
                  Total liabilities ............     15,233,369      16,034,860
                                                   ------------    ------------
SHAREHOLDERS' EQUITY
    Shares of beneficial interest, no par value;
     authorized shares unlimited, 7,007,402
     shares issued .............................     20,623,866      20,623,866
    Undistributed net income ...................      1,103,025         650,301
    Treasury shares, at cost (6,596 shares) ....        (16,490)        (16,490)
                                                   ------------    ------------
                  Total shareholders' equity ...     21,710,401      21,257,677
                                                   ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .....   $ 36,943,770    $ 37,292,537
                                                   ============    ============
      These financial statements should be read only in connection with the accompanying notes to financial statements.

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)
                   Condensed Statements of Income (Unaudited)
                Three-month periods ended June 30, 1999 and 1998

                                                         Three-month periods
                                                            ended June 30,
                                                          1999          1998
                                                          ----          ----
INTEREST INCOME AND FEES
     Interest and fees on mortgage
       loans, church bonds and
       interim construction loans ...................   $1,613,225   $1,134,694
     Interest on temporary
       investments ..................................        5,348       12,744
                                                        ----------   ----------
          Total interest
           income and fees ..........................    1,618,573    1,147,438
                                                        ----------   ----------
DEBT EXPENSE
     Interest .......................................      245,529      302,931
     Amortization of commissions
      paid to brokers ...............................        5,059       12,239
                                                        ----------   ----------
          Total debt expense ........................      250,588      315,170
                                                        ----------   ----------
          Net interest income .......................    1,367,985      832,268
PROVISION FOR POSSIBLE
    CREDIT LOSSES ...................................       45,000       45,000
                                                        ----------   ----------
          Net interest income
            less provision for
            possible credit
            losses ..................................    1,322,985      787,268
                                                        ----------   ----------
OTHER INCOME ........................................        2,656        1,429
OTHER OPERATING EXPENSES
     General and administrative .....................      158,533      165,306
     Board of Trust Managers'
      fees ..........................................       14,303       14,413
                                                        ----------   ----------
           Total other
            operating expenses ......................      172,836      179,719
                                                        ----------   ----------
           Income before provision
            for income taxes ........................    1,152,805      608,978
PROVISION FOR INCOME TAXES ..........................         --            449
                                                        ----------   ----------
          NET INCOME ................................   $1,152,805   $  608,529
                                                        ==========   ==========
WEIGHTED AVERAGE NUMBER
     OF SHARES OUTSTANDING ..........................    7,000,806    7,007,402
                                                        ==========   ==========

NET INCOME PER SHARE                                    $      .16    $     .09
                                                              ====         ====
DIVIDENDS PER SHARE                                     $      .10    $     .11
                                                              ====         ====

      These financial statements should be read only in connection with the accompanying notes to financial statements.

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)

                 Condensed Statements of Cash Flows (Unaudited)
                Three-month periods ended June 30, 1999 and 1998

                                                         Three-month periods
                                                            ended June 30,
                                                          1999          1998
                                                          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income ..................................   $ 1,152,805    $   608,529
     Adjustments to reconcile net income to net
        cash provided by operating activities:
         Depreciation ............................         3,918          3,919
         Amortization of debt expense ............         5,059         12,239
         Amortization of loan discounts ..........       (28,344)       (38,092)
         Provision for possible credit losses ....        45,000         45,000
         Changes in:
           Accrued interest receivable ...........      (102,442)       (81,027)
           Accrued interest payable ..............       (50,888)        77,432
           Other liabilities .....................         4,764         41,736
           Other, net ............................        (2,765)        (6,788)
                                                     -----------    -----------
                  Net cash provided by operating
                   activities ....................     1,027,107        662,948
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in mortgage and interim
        construction loans and church bonds ......    (5,391,356)    (6,523,515)
     Payments received on mortgage and interim
       construction loans and church bonds .......     5,689,907      3,876,284
     Investments in notes receivable .............       (81,023)      (124,651)
     Payments received on notes receivable .......        79,710         85,074
                                                     -----------    -----------
                  Net cash provided (used) by
                   investing activities ..........       297,238     (2,686,808)
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Bank overdraft ..............................          --          178,475
     Borrowings on notes payable .................     6,326,938      7,119,702
     Principal payments on:
       Secured savings certificates ..............      (809,376)    (1,215,325)
       Notes payable .............................    (6,272,929)    (3,320,581)
     Cash dividends ..............................      (700,081)      (770,814)
                                                     -----------    -----------
                  Net cash provided (used) by
                   financing activities ..........    (1,455,448)     1,991,457
                                                     -----------    -----------
                  Decrease in cash and
                   cash equivalents ..............      (131,103)       (32,403)
CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD .........................       181,068         32,403
                                                     -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .......   $    49,965    $      --
                                                     ===========    ===========
Supplemental disclosure of cash flow information
     Cash paid during the period for interest ....   $   296,417    $   225,499
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

NOTE 2 - Weighted Average Interest Rates

Weighted average interest rates and net interest rate margins at June 30, 1999 and 1998, were as follows:

                                Mortgage loan and         Total     Net interest
                               church bond portfolio  indebtedness   rate margin
                               ---------------------  ------------   -----------

         June 30, 1999                 9.82%              6.87%         2.95%
         June 30, 1998                10.57%              7.48%         3.09%


NOTE 3 - Contractual Maturities

Scheduled principal payments on mortgage loans, church bonds and interim loans and indebtedness (including secured savings certificates and notes payable) outstanding at June 30, 1999, for the five twelve-month periods subsequent to June 30, 1999, follow:

            Twelve-month period    Mortgage loans, church bonds
            ending June 30              and interim loans           Indebtedness
            -------------------         -----------------           ------------
                      2000                $12,838,270                $14,089,673
                      2001                  1,543,730                     26,000
                      2002                  1,551,506                         -
                      2003                  1,583,067                         -
                      2004                  1,673,923                         -
                                           ----------                 ----------

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)
               Notes to Condensed Financial Statements (Unaudited)

NOTE 4 - Mortgage Loans, Church Bonds and Interim Construction Loans

Mortgage loans, church bonds and interim construction loans on which the accrual of interest had been discontinued amounted to $2,754,509 and $2,420,094 at June 30, 1999 and 1998, respectively. If interest on these mortgage loans, church bonds and interim construction loans had been accrued as earned, interest and fees on loans in the accompanying condensed statements of income would have been increased by approximately $76,000 and $66,000 for the three-month periods ended June 30, 1999 and 1998, respectively. Interest income actually recognized during 1999 and 1998 was approximately $19,000 and $24,000, respectively.

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

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)

Item 2. Management's Discussion and Analysis or Plan of Operation

Results of Operations - Three-Month Period Ended June 30, 1999 as Compared to the Three-Month Period Ended June 30, 1998:


                                    Revenues

On June 17, 1999, the Trust received $1,380,493 in full and final payment of a loan owing to the Trust from St. Stephens Church of God in Christ, Inc. of San Diego, California. Such amount paid in full the principal, interest and attorney's fees owing to the Trust by such Borrower. The loan had been accounted for as a nonperforming loan by the Trust and certain interest payments had been credited to principal. Therefore, the pay-off resulted in an additional recognition of interest income of approximately $611,000 during June 1999.

The Trust's revenues are derived from interest income earned on loans as well as, to a lesser degree, interest earned on church bonds and short-term investments. The increase in the Trust's revenues of $471,135 for the three-month period ended June 30, 1999, as compared to the corresponding period in 1998 is primarily due to the pay-off of the aforementioned loan, the effect of which was offset by a decrease in the amount of performing loans and church bonds from approximately $35,656,000 at June 30, 1998 to approximately $34,046,000 at June 30, 1999 and also a decline in the average rate of return of the mortgage loan and church bond portfolio from 10.57% at June 30, 1998 to 9.82% at June 30, 1999.

At June 30, 1999, the Trust has four loans totaling approximately $4,187,000 (accrued interest totaling approximately $139,000) to a certain borrower that began experiencing cash flow difficulty and has been unable to make certain required monthly interest payments. The Trust believes that the borrower will be able to improve its cash flow and, therefore, has not yet accounted for these loans as nonperforming; however, the Trust will continue to closely monitor these loans, and it is possible that the loans could be classified as nonperforming in the future.

                                Interest Expense

The most significant expense item is interest expense which comprised the majority of total operating expense for each of the three-month periods ended June 30, 1999 and 1998. The decrease of $57,402 in interest expense resulted from a decrease in the average total amount of indebtedness outstanding during the three-month period ended June 30, 1999 as compared to the same period ended June 30, 1998 and a decrease in the weighted average interest rate on all indebtedness from 7.48% at June 30, 1998 to 6.87% at June 30, 1999.

                            Other Operating Expenses

Other operating expenses were $172,836 for the three months ended June 30, 1999 and were less than the $179,719 for the same period in 1997, primarily due to lower legal costs.

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

Internal mission critical systems include the Trust's internal accounting and information system. This system includes a small server-based local area network and a small peer-to-peer network that uses commercially available operating and networking software. The vendors (primarily Microsoft, Compaq and Gateway) have certified this hardware and software as Year 2000 compliant. The Trust's primary application programs (including general ledger, mortgage loan, shareholder, bond financing and Secured Savings Certificate accounting modules) are customized. During November 1998, an independent consultant performed an analysis to determined if programs were Year 2000 compliant. The cost of the testing was less than $1,000.

The Trust has engaged the consultant to modify and test the noncompliant programs. Remediation began about December 1998 and through June 30, 1999 was 65% complete. The consultant has committed to the completion of remediation and testing no later than December 15, 1999, however, it is believed that remaining modifications and testing will be virtually complete by the end of the third calendar quarter. It is estimated that the cost to modify the files will range from $6,000 to $7,500 (excluding the cost to upgrade and replace systems used in the ordinary course of business). Such costs will be charged to expense as incurred.

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

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)

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

The Trust has not developed a "worst case" scenario with respect to Year 2000 issues, but instead has focused its resources on identifying material, remediable problems and reducing uncertainties generally, through the Year 2000 review described above.

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

                                                CHURCH LOANS & INVESTMENTS TRUST



DATE: August 10, 1999                              BY:/s/ B.R. McMorries
                                                   -----------------------------
                                                   B.R. McMorries,
                                                   Chairman of the Board of
                                                   Trust Managers


DATE: August 10, 1999                              BY:/s/ Kelly Archer
                                                   -----------------------------
                                                   Kelly Archer
                                                   Chief Financial Officer