Form 10QSB
period 1999-09-30
CHURCH LOANS & INVESTMENTS TRUST
filed 1999-11-15
CIK 20199

================================================

                    U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   ----------

                                  FORM 10-QSB

                     [x] QUARTERLY REPORT UNDER SECTION 13
                      OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                For the quarterly period ended September 30, 1999

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

                               Yes [ X ] No [ _ ]


As of September 30, 1999, 7,000,806 shares of the Registrant's shares of beneficial interest were outstanding.

     Transitional Small Business Disclosure Format (check one)

                               Yes [ _ ] No [ X ]

                        CHURCH LOANS & INVESTMENTS TRUST



                                     INDEX

                                                                     Page
                                                                     ----
        Part I.

             Item 1:  Financial Information:

                      Condensed Balance Sheets at September 30, 1999
                          and March 31, 1999 .......................   1

                      Condensed Statements of Income for the
                          six-month periods ended
                          September 30, 1999 and 1998 ..............   2

                      Condensed Statements of Cash Flows
                          for the six-month periods ended
                          September 30, 1999 and 1998 .............    3

                      Notes to Condensed Financial Statements .....    4

             Item 2:  Management's Discussion and Analysis or
                       Plan of Operation ..........................    6

        Part II.  Other Information ...............................    9

        Signatures ................................................    10

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      Condensed Balance Sheets (Unaudited)
                      September 30, 1999 and March 31, 1999

                  ASSETS                      September 30, 1999  March 31, 1999
                  ------                      ------------------  --------------
CASH AND CASH EQUIVALENTS ......................   $    164,911    $    181,068

    Mortgage loans and church bonds -
     performing ................................     23,081,649      23,109,175
    Interim construction loans - performing ....     10,165,372      10,406,937
    Nonperforming mortgage loans, church
     bonds and interim construction loans ......      2,522,099       3,555,029
    Less: Allowance for possible credit losses .     (1,298,172)     (1,215,213)
                                                   ------------    ------------
                                                     34,470,948      35,855,928
    Accrued interest receivable ................        476,223         323,396
    Notes receivable ...........................        509,216         407,111
                                                   ------------    ------------
                  Total receivables ............     35,456,387      36,586,435
PROPERTY AND EQUIPMENT, net ....................        174,111         181,947
REAL ESTATE ACQUIRED THROUGH FORECLOSURE .......        925,488         314,196
OTHER ASSETS ...................................         32,530          28,891
                                                   ------------    ------------
TOTAL ASSETS ...................................   $ 36,753,427    $ 37,292,537
                                                   ============    ============
                      LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
    Notes payable and line of credit:
      Related party ............................   $  1,935,239    $  1,921,680
      Other ....................................     10,152,035      10,185,984
                                                   ------------    ------------
                                                     12,087,274      12,107,664
                                                   ------------    ------------
    Secured savings certificates ...............      1,419,000       2,763,376
    Accrued interest payable ...................          3,175         104,785
    Other ......................................      1,016,888       1,059,035
                                                   ------------    ------------
                  Total liabilities ............     14,526,337      16,034,860
                                                   ------------    ------------
SHAREHOLDERS' EQUITY
    Shares of beneficial interest, no par value;
     authorized shares unlimited, 7,007,402
     shares issued .............................     20,623,866      20,623,866
    Undistributed net income ...................      1,619,714         650,301
    Treasury shares, at cost (6,596 shares) ....        (16,490)        (16,490)
                                                   ------------    ------------
                  Total shareholders' equity ...     22,227,090      21,257,677
                                                   ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .....   $ 36,753,427    $ 37,292,537
                                                   ============    ============

      These financial statements should be read only in connection with the accompanying notes to financial statements.

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)
                   Condensed Statements of Income (Unaudited)
              Three-month periods ended September 30, 1999 and 1998

                                     Three-month periods Six-month periods ended
                                     ended September 30,   ended September 30,
                                      1999        1998      1999        1998
                                      ----        ----      ----        ----
INTEREST INCOME AND FEES
    Interest and fees on mortgage
     loans, church bonds, and
     interim construction loans $963,149   $1,155,129   $2,576,374   $2,289,823
    Interest on temporary
       investments ........       25,210        7,507       30,558       20,251
                              ----------   ----------   ----------   ----------
          Total interest income
           and fees .......      988,359    1,162,636    2,606,932    2,310,074
                              ----------   ----------   ----------   ----------
DEBT EXPENSE
    Interest ..............      250,507      288,854      496,036      591,785
    Amortization of commissions
       paid to brokers             2,770        9,655        7,829       21,894
                              ----------   ----------   ----------   ----------
          Total debt expense     253,277      298,509      503,865      613,679
                              ----------   ----------   ----------   ----------
          Net interest income    735,082      864,127    2,103,067    1,696,395
PROVISION FOR POSSIBLE
    CREDIT  LOSSES ........       45,000       45,000       90,000       90,000
                              ----------   ----------   ----------   ----------
          Net interest income
            less provision for
            possible credit
            loses                690,082      819,127    2,013,067    1,606,395
OTHER INCOME ..............        2,136          666        4,792        2,095
OTHER OPERATING EXPENSES
    General and administrative   161,941      133,957      320,474      299,263
    Board of Trust
    Managers' fees                13,588       13,332       27,891       27,745
                              ----------   ----------   ----------   ----------
          Total other
           operating expenses    175,529      147,289      348,365      327,008
                              ----------   ----------   ----------   ----------
          Income before provision
              for taxes ...      516,689      672,504    1,669,494    1,281,482
PROVISION FOR INCOME TAXES          --           --           --            449
                              ----------   ----------   ----------   ----------
NET INCOME ................   $  516,689   $  672,504   $1,669,494   $1,281,033
                              ==========   ==========   ==========   ==========
WEIGHTED AVERAGE NUMBER
    OF SHARES OUTSTANDING .    7,000,806    7,007,040    7,000,806    7,007,222
                              ==========   ==========   ==========   ==========
NET INCOME PER SHARE          $      .07   $      .10   $      .24   $      .18
                              ==========   ==========   ==========   ==========
DIVIDENDS PER SHARE                -            -              .10          .11
                              ==========   ==========   ==========   ==========

      These financial statements should be read only in connection with the accompanying notes to financial statements.

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)

                 Condensed Statements of Cash Flows (Unaudited)
               Six-month periods ended September 30, 1999 and 1998

                                                          1999          1998
                                                          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES

    Net income                                      $ 1,669,494    $  1,281,033
    Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation .........................          7,836           7,836
          Amortization of debt expense .........          7,829          21,894
          Amortization of loan discounts .......        (42,751)       (183,079)
          Provision for possible credit losses .         90,000          90,000
          Changes in:
              Accrued interest receivable ......       (152,827)        (15,532)
              Accrued interest payable .........       (101,610)         72,277
              Other liabilities ................        (42,147)         51,173
          Other, net ...........................        (11,468)        (19,536)
                                                   ------------    ------------
                  Net cash provided by
                   operating activities ........      1,424,356       1,306,066
                                                   ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Investment in mortgage and interim
       construction loans and church bonds .....     (8,502,090)    (13,674,803)
    Payments received on mortgage and interim
       construction loans and church bonds .....      9,228,529      12,500,856
    Advances of notes receivable ...............       (266,873)       (192,601)
    Payments received on notes receivable ......        164,768         167,312
                                                   ------------    ------------
                  Net cash provided (used) by
                   investing activities ........        624,334      (1,199,236)
                                                   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Borrowings on notes payable ................     11,128,606      11,350,168
    Principal payments on:
       Secured savings certificates ............     (1,344,376)     (2,093,325)
       Notes payable ...........................    (11,148,996)     (8,490,881)
    Cash dividends paid ........................       (700,081)       (770,814)
    Treasury shares acquired ...................           --           (10,515)
                  Net cash used by
                   financing activities ........     (2,064,847)        (15,367)
                                                   ------------    ------------
                  Increase (decrease) in cash
                   and cash equivalents ........        (16,157)         91,463
CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD .......................        181,068          32,403
                                                   ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .....   $    164,911    $    123,866
                                                   ============    ============
Supplemental disclosure of cash flow information:
     Cash paid during the period for interest ..   $    597,646    $    519,508
                                                   ============    ============
Real estate acquired through foreclosure .......   $    611,292    $       --
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

NOTE 2 - Weighted Average Interest Rates

Weighted average interest rates and net interest rate margins at September 30, 1999 and 1998 were as follows:


                                Mortgage loan and         Total     Net interest
                               church bond portfolio  indebtedness   rate margin
                               ---------------------  ------------   -----------

         September 30, 1999            9.86%              7.31%         2.55%
         September 30, 1998           10.34%              7.33%         3.01%

NOTE 3 - Contractual Maturities

Scheduled principal payments on mortgage loans, church bonds and interim loans and indebtedness (including secured savings certificates and notes payable) outstanding at September 30, 1999, for the five twelve-month periods subsequent to September 30, 1999, follow:


            Twelve-month period    Mortgage loans, church bonds
            ending September 30         and interim loans           Indebtedness
            -------------------         -----------------           ------------

                      2000                $13,091,830                $12,177,274
                      2001                  1,384,617                  1,329,000
                      2002                  1,407,670                      -
                      2003                  1,069,154                      -
                      2004                  1,519,571                      -
                                          ===========                ===========

                       CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)
               Notes to Condensed Financial Statements (Unaudited)

NOTE 4 - Mortgage Loans, Church Bonds and Interim Construction Loans

Mortgage loans, church bonds and interim construction loans on which the accrual of interest had been discontinued amounted to $2,522,099 and $2,920,775 at September 30, 1999 and 1998, respectively. If interest on these mortgage loans, church bonds and interim construction loans had been accrued as earned, interest and fees on loans in the accompanying condensed statements of income would have been increased by approximately $153,000 and $97,000 for the six-month periods ended September 30, 1999 and 1998, respectively. Interest income actually recognized during 1999 and 1998 was approximately $32,000 and $46,000, respectively.

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

NOTE 6 - LINE OF CREDIT PAYABLE TO THE BANK

Effective September 30, 1999, the Trust renewed a $15,000,000 line of credit, of which $3,050,000 was owed at September 30, 1999. The line of credit expires December 31, 2000 and bears interest at 1% below prime. The line of credit provides for certain commitment fees and for the Trust to pledge mortgage loans receivable having unpaid principal balances with an aggregate present value not less than 110% of all indebtedness owed to the bank. Interest is payable semiannually. Additionally, the line of credit requires that the Trust's net worth be more than $18,000,000 and its total indebtedness shall not exceed 150% of its net worth.

                   This information is an integral part of the
                       accompanying financial statements.

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)

Item 2. Management's Discussion and Analysis or Plan of Operation

Results of Operations - Three-Month and Six-Month Periods Ended September 30, 1999 as Compared to the Three-Month and Six-Month Periods Ended September 30, 1998:

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

The Trust's revenues are derived from interest income earned on loans as well as, to a lesser degree, interest earned on church bonds and short-term investments. Such revenues increased (decreased) by $296,858 and $(174,277) for the six-month and three-month periods ended September 30, 1999, respectively, as compared to the corresponding periods in 1998. Included in the 1999 six-month period is the revenue recognized from the pay-off discussed above. Included in the 1998 periods is approximately $127,000 of loan discount amortization recognized from the early pay-off of a large loan. Additionally, average loan balances and rate of returns decreased during the 1999 periods. Loans outstanding were $34,470,948 and $35,696,300 at September 30, 1999 and 1998,
respectively. The average rate of return of the mortgage loan and church bond portfolio decreased from 10.34% at September 30, 1998 to 9.86% at September 30, 1999.

                              Nonperforming Assets

During the three-months ended September 30, 1999, the Trust foreclosed on a nonperforming loan amounting to $611,292. Additionally, the Trust classified as nonperforming an interim loan amounting to $400,000 and wrote-off approximately $35,000 of accrued interest receivable related to the loan.

Additionally, at September 30, 1999, the Trust has three loans totaling approximately $4,418,000 (accrued interest totaling approximately $193,000) to a certain borrower that began experiencing cash flow difficulty and has been unable to make certain required interest payments. The Trust believes that the borrower may be able to improve its cash flow and, therefore, has not yet accounted for these loans as nonperforming; however, the Trust will continue to closely monitor these loans, and it is possible that the loans could be classified as nonperforming in the future.

                                Interest Expense

The most significant expense item is interest expense which comprised the majority of total operating expense for the three-month and six-month periods ended September 30, 1999 and 1998. The decrease of $95,749 and $38,347 in interest expense during the six-month and three-month periods ended September 30, 1999, respectively, resulted from an decrease in the average total amount of indebtedness outstanding as compared to the same periods ended September 30, 1998. The weighted average interest rate on all indebtedness decreased slightly from 7.33% at September 1998 to 7.31% at September 30, 1999.

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)

                            Other Operating Expenses

Other operating expenses were $175,529 for the three-month period ended September 30, 1999 as compared to $147,289 for the same period in 1998. Other operating expenses were $348,365 for the six-month period ended September 30, 1999 , or $21,357 more than the $327,008 for the same period in 1998. These increases were primarily due to the hiring of an additional experienced management person.

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

The Trust has engaged the consultant to modify and test the noncompliant programs. Remediation began about December 1998 and is now complete, and programs are being tested. It is estimated that the cost to modify the files will range from $6,000 to $7,500 (excluding the cost to upgrade and replace systems used in the ordinary course of business). Such costs will be charged to expense as incurred.

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

via cash or check to the church. Accordingly, it is believed that most churches should not suffer adversely from the Y2K issue. Nevertheless, the Trust has surveyed its loan customers to determine their Y2K compliance. Most churches have responded that they will be in compliance. The Trust intends to follow up soon on those churches who have not responded.

The Trust believes that it has an effective program in place to resolve the Year 2000 issue in a timely manner and that it is unlikely that Year 2000 issues will cause any significant problems with customer service or otherwise have a material adverse impact on the Trust's operations with or financial performance. However, if appropriate modifications are not completed in a timely manner for some unexpected reason, the Year 2000 issue could impact the Trust's operations. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially impact the Trust. There can be no guarantee that the systems of other companies on which the Trust is effected will be remediated in a timely manner and not have any adverse impact on the Trust's operations. At this time, the Trust has not developed year 2000 contingency plans, other than the review and remedial actions described above, and does not intend to do so unless the Trust believes such plans are merited by the results of its continuing Year 2000 review.

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

                        CHURCH LOANS & INVESTMENTS TRUST
                        (A Real Estate Investment Trust)

                           PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders:

The annual meeting of shareholders of the Trust was held on July 16, 1999. At such meeting, each of the individuals named below was elected to the Board of Trust Managers of the Trust to serve until the next annual meeting of the shareholders of the Trust:

                                                             Number of shares
                                                          For            Against
                                                       ---------         -------
       Mike Bahn                                       3,928,227          6,765
       Larry Brown                                     3,926,150          8,842
       Terry Hays                                      3,928,227          6,765
       Alfred J. Smith                                 3,928,227          6,765
       Bill R. McMorries                               3,927,846          7,146
       Steve Rogers                                    3,928,227          6,765
       Jack R. Vincent                                 3,926,150          8,842

Additionally, shareholders voted to ratify Clifton Gunderson P.L.L.C. as auditors for the year ending March 31, 2000 as follows:

       For                                             3,905,051
       Against                                             3,310
       Abstain                                            26,631


Item 6. Exhibits and Reports on Form 8-K:

(a)    Exhibits:  None.

(b)    Reports on Form 8-K:  None.

                        CHURCH LOANS & INVESTMENTS TRUST

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                CHURCH LOANS & INVESTMENTS TRUST



DATE: October 15, 1999                             BY:/s/ B.R. McMorries
                                                   -----------------------------
                                                   B.R. McMorries,
                                                   Chairman of the Board of
                                                   Trust Managers


DATE: October 15, 1999                             BY:/s/ Kelly Archer
                                                   -----------------------------
                                                   Kelly Archer
                                                   Chief Financial Officer