Form 10QSB
period 1999-12-31
CHURCH LOANS & INVESTMENTS TRUST
filed 2000-02-14
CIK 20199

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended December 31, 1999

OR

[  ] TRANSITION REPORT UNDER SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

Commission File No. 0-8117

CHURCH LOANS & INVESTMENTS TRUST

State of Organization - Texas

Internal Revenue Service — Employer Identification No. 75-6030254

5305 I-40 West

Amarillo, Texas 79106

Registrant’s telephone number: 806-358-3666

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No ___

As of December 31, 1999, 7,000,806 shares of the Registrant’s shares of beneficial interest were outstanding.

Transitional Small Business Disclosure Format (check one) Yes ___ No   X

CHURCH LOANS & INVESTMENTS TRUST

INDEX

                                                                           Page
                                                                           ----
Part I.

Item 1:  Financial Information:

          Condensed Balance Sheets at December 31, 1999
              and March 31, 1999 .................................           1

          Condensed Statements of Income for the Three-Month
              and Nine-Month Periods Ended December 31, 1999
              and 1998 ...........................................           2

          Condensed Statements of Cash Flows for the Nine-Month
              Periods Ended December 31, 1999 and 1998 ...........           3

          Notes to Condensed Financial Statements ................           4

Item 2:  Management's Discussion and Analysis or Plan of Operation           6

Part II.  Other Information ......................................           9

Signatures .......................................................          10

CHURCH LOANS & INVESTMENTS TRUST

(A Real Estate Investment Trust)
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets (Unaudited)
December 31, 1999 and March 31, 1999

                                     ASSETS
                                                                  December 31,     March 31,
                                                                      1999           1999
                                                                --------------  ------------
CASH AND CASH EQUIVALENTS ...................................   $    249,303    $    181,068
RECEIVABLES
      Mortgage loans and church bonds - performing ..........     22,720,058      23,109,175
      Interim construction loans - performing ...............     17,523,419      10,406,937
      Nonperforming mortgage loans, church bonds and
          interim construction loans ........................      2,195,329       3,555,029
      Less:  Allowance for possible credit losses ...........     (1,343,172)     (1,215,213)
                                                                ------------    ------------
                                                                  41,095,634      35,855,928
      Accrued interest receivable ...........................        584,201         323,396
      Notes receivable ......................................        519,548         407,111
                                                                ------------    ------------
              Total receivables .............................     42,199,383      36,586,435
PROPERTY AND EQUIPMENT, net .................................        170,193         181,947
REAL ESTATE ACQUIRED THROUGH FORECLOSURE ....................        970,250         314,196
OTHER ASSETS ................................................         39,525          28,891
                                                                ------------    ------------
TOTAL ASSETS ................................................   $ 43,628,654    $ 37,292,537
                                                                ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
      Notes payable and line of credit:
          Related party .....................................   $  1,839,657    $  1,921,680
          Other .............................................     16,496,196      10,185,984
                                                                ------------    ------------
                                                                  18,335,853      12,107,664
                                                                ------------    ------------
      Secured savings certificates ..........................      1,329,000       2,763,376
      Accrued interest payable ..............................         80,736         104,785
      Dividends payable .....................................      2,030,234            --
      Other .................................................      1,069,514       1,059,035
                                                                ------------    ------------
              Total liabilities .............................     22,845,337      16,034,860
                                                                ------------    ------------

SHAREHOLDERS' EQUITY
      Shares of beneficial interest, no par value; authorized
          shares unlimited, 7,007,402 shares issued .........     20,623,866      20,623,866
      Undistributed net income ..............................        175,941         650,301
      Treasury shares, at cost (6,596 shares) ...............        (16,490)        (16,490)
                                                                ------------    ------------
              Total shareholders' equity ....................     20,783,317      21,257,677
                                                                ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..................   $ 43,628,654    $ 37,292,537
                                                                ============    ============

These condensed financial statements should be read only in connection with the accompanying notes to condensed financial statements.

CHURCH LOANS & INVESTMENTS TRUST

(A Real Estate Investment Trust)
Condensed Statements of Income (Unaudited)
Three-Month and Nine-Month Periods Ended
December 31, 1999 and 1998

                                                             Three-month             Nine-month
                                                            periods ended           periods ended
                                                              December 31,           December 31,
                                                        1999         1998         1999        1998
                                                    -------------- ----------- -----------------------
INTEREST INCOME AND FEES
      Interest and fees on mortgage
          loans, church bonds, and
          interim construction loans ...........        $1,055,591  $1,048,424  $3,631,965  $3,338,247
      Interest on temporary investments ........            47,896      14,311      78,454      34,562
                                                        ----------  ----------  ----------  ----------
              Total interest income and fees ...         1,103,487   1,062,735   3,710,419   3,372,809
                                                        ----------  ----------  ----------  ----------

DEBT EXPENSE
      Interest .................................           282,809     272,362     778,845     864,147
      Amortization of commissions paid
          to brokers ...........................             2,620       8,840      10,449      30,734
                                                        ----------  ----------  ----------  ----------
              Total debt expense ...............           285,429     281,202     789,294     894,881
                                                        ----------  ----------  ----------  ----------
              Net interest income ..............           818,058     781,533   2,921,125   2,477,928

PROVISION FOR POSSIBLE
      CREDIT LOSSES ............................            45,000      45,000     135,000     135,000
                                                        ----------  ----------  ----------  ----------
              Net interest income less provision
                  for possible credit losses ...           773,058     736,533   2,786,125   2,342,928

OTHER INCOME ...................................             2,136      12,404       6,928      14,499

OTHER OPERATING EXPENSES
      General and administrative ...............           176,271     136,991     496,745     436,254
      Board of Trust Managers' fees ............            12,462      14,107      40,353      41,852
                                                        ----------  ----------  ----------  ----------
              Total other operating expenses ...           188,733     151,098     537,098     478,106
              Income before provisions for
                  taxes ........................           586,461     597,839   2,255,955   1,879,321

PROVISION FOR TAXES ............................              --          --          --           449
                                                        ----------  ----------  ----------  ----------
              NET INCOME .......................        $  586,461  $  597,839  $2,255,955  $1,878,872
                                                        ==========  ==========  ==========  ==========
WEIGHTED AVERAGE NUMBER
      OF SHARES OUTSTANDING ....................         7,000,806   7,001,236   7,000,806   7,005,219
NET INCOME PER SHARE ...........................        $     0.08  $     0.09  $     0.32  $     0.27
                                                        ==========  ==========  ==========  ==========
DIVIDENDS PER SHARE ............................        $     0.29  $     0.25  $     0.39  $     0.36
                                                        ==========  ==========  ==========  ==========

These condensed financial statements should be read only in connection with the accompanying notes to condensed financial statements.

CHURCH LOANS & INVESTMENTS TRUST

(A Real Estate Investment Trust)
Condensed Statements of Cash Flows (Unaudited)
Nine-Month Periods Ended December 31, 1999 and 1998

                                                                                 Nine-month periods
                                                                                ended December 31,
                                                                         -----------------------------
                                                                              1999              1998
                                                                         ---------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income .......................................................  $  2,255,955    $  1,878,872
      Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation .................................................        11,754          11,754
          Amortization of debt expense .................................        10,449          30,734
          Provision for possible credit losses .........................       135,000         135,000
          Amortization of loan discounts ...............................       (64,683)       (241,515)
          Changes in:
               Accrued interest receivable .............................      (260,805)         (6,785)
               Accrued interest payable ................................       (24,049)         60,559
               Other liabilities .......................................        10,479         (62,444)
          Other, net ...................................................       (28,124)         (6,797)
                                                                          ------------    ------------
                    Net cash provided by operating activities ..........     2,045,976       1,799,378
                                                                          ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Investment in mortgage and interim construction loans
       and church bonds ................................................   (20,085,274)    (23,803,670)
      Payments received on mortgage and interim construction loans
       and church bonds ................................................    14,171,000      20,612,398
      Advances of notes receivable .....................................      (364,751)       (356,053)
      Payments received on notes receivable ............................       252,314         286,718
      Proceeds from sale of real estate acquired through foreclosure ...          --           115,791
      Improvements to real estate acquired through foreclosure .........       (44,762)           --
                                                                          ------------    ------------
                   Net cash used by investing activities ...............    (6,071,473)     (3,144,816)
                                                                          ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
      Borrowings on notes payable ......................................    23,800,771      22,881,133
      Principal payments on:
          Secured savings certificates .................................    (1,434,376)     (3,649,446)
          Notes payable ................................................   (17,572,582)    (16,986,881)
      Cash dividends paid ..............................................      (700,081)       (770,814)
      Purchase of treasury shares ......................................          --           (16,490)
                                                                          ------------    ------------
                   Net cash provided by financing activities ...........     4,093,732       1,457,502
                                                                          ------------    ------------
                   Increase in cash and cash equivalents ...............        68,235         112,064
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .......................       181,068          32,403
                                                                          ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .............................  $    249,303    $    144,467
                                                                          ============    ============
Supplemental Disclosure of Cash Flow Information
      Cash paid during the period for interest .........................  $    802,894    $    803,588
                                                                          ============    ============
      Real estate acquired through foreclosure .........................  $    611,292    $       --
                                                                          ============    ============

During December 1999, the Board of Trust managers declared cash dividends of $2,030,234 ($.29 per share) payable in January 2000. During December 1998, the Board of Trust managers declared cash dividends of $1,750,202 ($.25 per share) payable in January 1999.

During the nine months ended December 31, 1998, the Trust financed the sale of two real estate properties acquired through foreclosure that had carrying values of $1,049,498 and deferred a gain of $344,683.

These condensed financial statements should be read only in connection with the accompanying notes to condensed financial statements.

CHURCH LOANS & INVESTMENTS TRUST

(A Real Estate Investment Trust)
Notes to Condensed Financial Statements (Unaudited)

NOTE 1 - GENERAL

See the Summary of Significant Accounting Policies included in the Financial Statements in the Trust’s Annual Report on Form 10-KSB405.

The unaudited condensed financial statements included herein were prepared from the books of the Trust in accordance with generally accepted accounting principles and reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Trust’s Annual Report to Shareholders. The current interim period reported herein is included in the fiscal year subject to independent audit at the end of that year and is not necessarily an indication of the expected results for the fiscal year.

NOTE 2 - WEIGHTED AVERAGE INTEREST RATES

Weighted average interest rates and net interest rate margins at December 31, 1999 and 1998 were as follows:

                                                   Mortgage loan and          Total       Net interest
                                                 church bond portfolio    indebtedness     rate margin
                                                 ---------------------    ------------     -----------

              December 31, 1999 ..........                 9.91%             7.53             2.38

              December 31, 1998 ..........                10.17%             6.91             3.26

NOTE 3 - CONTRACTUAL MATURITIES

Scheduled principal payments on mortgage loans, church bonds and interim loans and indebtedness (including secured savings certificates and notes payable) outstanding at December 31, 1999, for the five twelve-month periods subsequent to December 31, 1999, follow:

                  Twelve-month period               Mortgage loans, church bonds
                  ending December 31,                    and interim loans                Indebtedness
                  -------------------                    ------------------               ------------

                          2000                              $19,998,056                    $19,664,853
                          2001                                1,345,994                           --
                          2002                                1,408,161                           --
                          2003                                1,494,417                           --
                          2004                                1,549,598                           --
                                                            ===========                    ===========

CHURCH LOANS & INVESTMENTS TRUST

(A Real Estate Investment Trust)
Notes to Condensed Financial Statements (Unaudited)

NOTE 4 - MORTGAGE LOANS, CHURCH BONDS AND INTERIM CONSTRUCTION LOANS

Mortgage loans, church bonds and interim construction loans on which the accrual of interest had been discontinued amounted to $2,195,329 and $3,646,763 at December 31, 1999 and 1998, respectively. If interest on these mortgage loans, church bonds and interim construction loans had been accrued as earned, interest and fees on loans in the accompanying condensed statements of income would have been increased by approximately $184,000 and $211,000 for the nine-month periods ended December 31, 1999 and 1998, respectively. Interest actually recognized in 1999 and 1998 was approximately $50,000 and $67,000, respectively.

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

This information is an integral part of the accompanying condensed financial statements

CHURCH LOANS & INVESTMENTS TRUST

(A Real Estate Investment Trust)

Item 2. Management’s Discussion and Analysis or Plan of Operation

Results of Operations - Three-Month and Nine-Month Periods Ended December 31, 1999 as Compared to the Three-Month and Nine-Month Periods Ended December 31, 1998:

Revenues

On June 17, 1999, the Trust received $1,380,493 in full and final payment of a loan owing to the Trust from St. Stephens Church of God in Christ, Inc. of San Diego, California. Such amount paid in full the principal, interest and attorney’s fees owing to the Trust by such Borrower. The loan had been accounted for as a nonperforming loan by the Trust and certain interest payments had been credited to principal. Therefore, the pay-off resulted in an additional recognition of interest income of approximately $611,000 during June 1999.

The Trust’s revenues are derived from interest income earned on loans as well as, to a lesser degree, interest earned on church bonds and short-term investments. Such revenues increased by $337,610 and $40,752 for the nine-month and three-month periods ended December 31, 1999, respectively, as compared to the corresponding periods in 1998. Included in the 1999 nine-month period is the revenue recognized from the pay-off discussed above. Included in the 1998 nine-month periods is approximately $170,000 of loan discount amortization recognized from the early pay-off of a large loan. For the nine-month period in 1999, average loan balances were less than the comparable period for 1998, which led to an overall decrease in interest income excluding the effect of the pay-off discussed above. During the three-month period in 1999, average loan balances increased due to the funding of several large interim loans. Loans outstanding were $41,095,634 and $39,047,394 at December 31, 1999 and 1998, respectively. The average rate of return of the mortgage loan and church bond portfolio decreased from 10.17% at December 31, 1998 to 9.91% at December 31, 1999.

Nonperforming Assets

During the nine months ended December 31, 1999, the Trust foreclosed on a nonperforming loan amounting to $611,292. Additionally, the Trust classified as nonperforming an interim loan amounting to $400,000 and wrote-off approximately $35,000 of accrued interest receivable related to the loan.

At December 31, 1999, the Trust has three loans totaling approximately $4,954,000 (accrued interest totaling approximately $210,000) to a certain borrower that is experiencing cash flow difficulty and has been unable to make certain required interest payments. The borrower is in the process of restructuring certain debts which the Trust believes will bring the loans current. Accordingly, the Trust has not yet accounted for these loans as nonperforming; however, the Trust will continue to closely monitor these loans. It is possible that the loans could be classified as nonperforming in the future.

Interest Expense

The most significant expense item is interest expense which comprised the majority of total operating expense for the three-month and nine-month periods ended December 31, 1999 and 1998. Interest expense increased (decreased) $(85,302) and $10,447 during the nine-month and three-month periods ended December 31, 1999, respectively. For the nine-month period in 1999, average indebtedness balances were less than the comparable period for 1998, which led

CHURCH LOANS & INVESTMENTS TRUST

(A Real Estate Investment Trust)

Item 2. Management's Discussion and Analysis or Plan of Operation (Continued)

Interest Expense (Continued)

to a decrease in interest expense. During the three-month period in 1999, average indebtedness balances increased due to the funding of several large interim loans. The weighted average interest rate on all indebtedness increased from 6.91% at December 31, 1998 to 7.53% at December 31, 1999.

Other Operating Expenses

Other operating expenses were $188,733 for the three-month period ended December 31, 1999 as compared to $151,098 for the same period in 1998. Other operating expenses were $537,098 for the nine-month period ended December 31, 1999, or $58,992 more than the $478,106 for the same period in 1998. These increases were primarily due to the hiring of an additional experienced management person, increased costs related to certain real estate acquired through foreclosure, and costs to modify files to Year 2000 compliance.

Year 2000

The following information which appears in this section constitutes Year 2000 Readiness Disclosure, pursuant to the Year 2000 (“Y2K”) Information and Readiness Disclosure Act. The Year 2000 issue is the result of computer systems using a two-digit format, as opposed to four digits, to indicate the year. Any of the Trust’s computer programs or hardware that have date-sensitive software or embedded chips may not appropriately interpret dates beyond the year 1999.

This could result in a system failure, miscalculation or other computer errors causing disruptions of operations. The Trust’s plan to address the issue involved the following five phases: awareness, assessment, remediation, testing and implementation. The plan also involved communicating with external service providers to ensure that they are taking appropriate action to remedy any Year 2000 issues. The Trust completed its assessment of systems that could be affected by the Year 2000. As part of the assessment phase, systems, which have the greatest impact, were designated as mission critical systems.

Internal mission critical systems include the Trust’s internal accounting and information system. This system includes a small server-based local area network and a small peer-to-peer network that uses commercially available operating and networking software. The vendors (primarily Microsoft, Compaq and Gateway) have certified this hardware and software as Year 2000 compliant. The Trust’s primary application programs (including general ledger, mortgage loan, shareholder, bond financing and Secured Savings Certificate accounting modules) are customized. During November 1998, an independent consultant performed an analysis to determine if programs were Year 2000 compliant. The cost of the testing was less than $1,000.

The Trust engaged the consultant to modify and test the noncompliant programs. Remediation began about December 1998 and was completed in late 1999. The cost to modify the files was approximately $15,300 (excluding the cost to upgrade and replace systems used in the ordinary course of business). Such costs were charged to expense as incurred.

CHURCH LOANS & INVESTMENTS TRUST

(A Real Estate Investment Trust)

Item 2. Management's Discussion and Analysis or Plan of Operation (Continued)

Year 2000 (Continued)

The Trust’s operations are relatively simple. As far as essential vendors are concerned, the primary ones are considered to be the Trust’s primary bank (the same bank serves as depositor and lender), and the electric and telephone utility. The Trust has received reports from these providers regarding their efforts to attain Y2K readiness. The negative impact of large loan customers who have not dealt with the implications of the Y2K problem on their operations could be serious to the Trust. However, the Trust does not believe that the risk to its typical loan customer is as great as it is to a normal commercial operation. This is due to the fact that the source of loan payments generally made by all churches is from individuals making contributions via cash or check to the church. Accordingly, it is believed that most churches should not suffer adversely from the Y2K issue.

The Trust believes that it has an effective program in place to resolve the Year 2000 issue in a timely manner and that it is unlikely that Year 2000 issues will cause any significant problems with customer service or otherwise have a material adverse impact on the Trust’s operations with or financial performance. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially impact the Trust. There can be no guarantee that the systems of other entities on which the Trust is effected will be remediated in a timely manner and not have any adverse impact on the Trust’s operations. The Trust does not believe that any significant Year 2000 dating problems have occurred.

CHURCH LOANS & INVESTMENTS TRUST

(A Real Estate Investment Trust)

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K:

(a) Exhibits: None.

(b) Reports on Form 8-K: None

CHURCH LOANS & INVESTMENTS TRUST

(A Real Estate Investment Trust)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHURCH LOANS & INVESTMENTS TRUST

By	/s/ B. R. McMorries ______________________________ B. R. McMorries, Chairman	Dated: 2/14/2000

By	/s/ Kelly Archer ______________________________ Kelly Archer Chief Financial Officer	Dated: 2/14/2000