Form 10KSB40
period 2000-03-31
CHURCH LOANS & INVESTMENTS TRUST
filed 2000-06-29
CIK 20199

FORM 10-KSB405

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2000

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File No. 08117

CHURCH LOANS & INVESTMENTS TRUST
(Name of small business issuer in its charter)

Texas	75-6030254
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5305 I-40 West, Amarillo, Texas (Address of principal executive offices)	79109 (Zip Code)

(806) 358-3666 (Issuer's telephone number)

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

Yes    X         No

             Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference of part III of this Form 10-KSB or any amendment to this Form 10-KSB.{X}

             Issuer's revenues for its most recent fiscal year: $4,716,800.

             The aggregate market value of the voting stock held by non-affiliates of the registrant is $18,546,184 as of June 9, 2000.

             The number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2000 is 7,000,806 shares of beneficial interest.

Documents Incorporated by Reference:

             Portions of the Annual Report to Shareholders for the year ended March 31, 2000, are incorporated by reference into Parts II and III.

             Exhibits 3(a) and 3(b) included in Form S-11 under File No. 2-51235 are incorporated by reference into Part III.

                                                    TABLE OF CONTENTS
                                             FORM 10-KSB ANNUAL REPORT - 2000
                                             CHURCH LOANS & INVESTMENTS TRUST

                                                                                     Page
    PART I

         Item 1:   Description of Business                                             4
         Item 2:   Description of Property                                             6
         Item 3:   Legal Proceedings                                                   6
         Item 4:   Submission of Matters to a Vote of
                       Security Holders                                                6

    PART II

         Item 5:   Market for Common Equity and Related
                           Stockholder Matters                                         7
         Item 6:   Management's Discussion and Analysis or Plan of Operation           8
         Item 7:   Financial Statements                                               13
         Item 8:   Changes in and Disagreements with Accountants on Accounting and
                           Financial Disclosure                                       14

    PART III

         Item 9:   Directors, Executive Officers, Promoters
                           and Control Persons; Compliance with
                           Section 16(a) of the Exchange Act                          14
         Item 10:  Executive Compensation                                             15
         Item 11:  Security Ownership of Certain Beneficial
                           Owners and Management                                      16
         Item 12:  Certain Relationships and Related
                           Transactions                                               17
         Item 13    Exhibits and Reports on Form 8-K                                  18

PART I

Item 1:    DESCRIPTION OF BUSINESS

Church Loans & Investments Trust (“the Trust”) is a real estate investment trust organized under the laws of the State of Texas in March 1963. Although the Trust has the authority to engage in the business of buying, selling and leasing of real estate, the Trust has heretofore restricted its business activities primarily to making loans to churches and other nonprofit organizations and assisted living centers which are secured by a first mortgage on real estate owned by such borrowers.

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

The Trust is qualified as a “real estate investment trust” under Sections 856-858 of the Internal Revenue Code of 1986 as amended (the “Internal Revenue Code” or “Code”). It is the intention of the Trust to continue to qualify as a real estate investment trust under the Code.

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

As of March 31, 2000, the Trust has 105 permanent and interim mortgage loans and investments in church bonds having a principal balance of $37,398,260, with the average principal amount thereof being $356,173.90. The interest rates on these loans vary from 8% to 17% per annum with the weighted average interest rate of mortgage loans and church bonds being 10.14% per annum at March 31, 2000. The original terms of these loans vary from one year to thirty years, with the majority being for a term of twenty years.

During the fiscal year of the Trust ending March 31, 2000, the net income of the Trust was $3,059,815, as compared to $2,505,826 in fiscal 1999, an increase of 22.11%. The increase in net income of the Trust was due to several factors, including (a) a slight increase in the average interest yield on the Trust’s loan and church bond portfolio; and (b) the payment of certain previously non-performing loans for which the Trust was not accruing interest.

The net income of the Trust for each of the quarters during fiscal 2000 was as follows: first quarter $1,152,805; second quarter $516,688; third quarter $586,461; and fourth quarter $803,861.

The operational expense of the Trust increased from $684,706 during fiscal 1999 to $751,117 in fiscal 2000. However, the operational expenses of the Trust were approximately 14.60% of its gross income including Other Income for the year ended March 31, 2000 as compared to 14.95% for the year ended March 31, 1999. The operational expense of the Trust included general and administrative expenses and compensation to members of the Board of Trust Managers.

During fiscal 2000, the Trust advanced loan proceeds of $26,748,968 on 30 different loans. Most, if not all, of such loans bear interest at a variable rate varying from 1.5% to 2% per annum in excess of the prime rate of interest published by the Wall Street Journal and known as the “Wall Street Journal Prime.”

During fiscal 2000, the Trust employed a total of 5 full time employees and employed, as needed, two additional part-time employees.

The business conditions in which the Trust operates has become more competitive in the past fiscal year as more and more banks are re-entering the business of making loans to churches, especially the more desirable, less risky, church loans. If this trend continues, the rates and fees which the trust can charge may decrease. However, loan demand remains good as evidenced by the number of loan requests received by the Trust and the number of loan commitments outstanding as of March 31, 2000.

Item 2:    DESCRIPTION OF PROPERTY

The Trust maintains as its only place of business its offices located at 5305 I-40 West, in Amarillo, Texas. Such building is owned by the Trust and is occupied solely by the Trust. There is no debt owed by Trust in regard to its real property.

The real properties of the Trust, net of depreciation and excluding real estate acquired through foreclosure, are not a significant portion of the Trust’s assets, representing less than 1% of the Trust’s total assets.

As previously mentioned, the Trust’s primary business is the making of mortgage loans to churches and other nonprofit organizations and assisted living centers. The Declaration of Trust restricts the investments of the Trust to loans secured by a first mortgage, deed of trust, or other lien covering real property with the amount of such loans not to exceed 66 2/3% of the value of the real property securing such loan. The Declaration of Trust may not be amended without the affirmative vote of two-thirds (2/3rds) of the Certificates of Beneficial Interest entitled to vote. The Board of Trust Managers’ general policy is to limit investment of Trust assets in any one mortgage loan to not more than $2,000,000. All such investment in mortgage loans is for the purpose of earning income for the Trust.

Due to several foreclosures of nonperforming loans, the Trust holds title or an interest in the title to two properties which are presently for sale by the Trust. These properties are located in Cincinnati, Ohio and Decatur, Georgia. Since the Trust’s 2000 year-end, the property in Decatur, Georgia has been sold.

Item 3:    LEGAL PROCEEDINGS

         None

Item 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

PART II

Item 5:    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a)      Market Information

         There is no established public trading market for the shares of beneficial interest of the
         Trust.  During fiscal 2000 a total of 94,649 shares were sold in the secondary market at prices ranging from $2.35 to $2.85 per share.  The last sale during the fiscal year was at
         $2.85 per share.  During fiscal year 1999 a total of 97,440 shares were sold in the secondary market at prices ranging from $2.265 to $2.75 per share.

         The range of high and low bid information for shares of beneficial interest of the Trust for each quarter within the last two fiscal years is as follows:

                  Quarter                            Fiscal 2000               Fiscal 1999
                  -------                            High   Low                 High   Low
                                                     ----   ---                 ----   ---

                  April-June                         2.50     2.40              2.35    2.30

                  July-September                     2.85     2.35              2.35    2.30

                  October-December                   2.75     2.50              2.44    2.265

                  January-March                      2.85    2.70               2.75    2.35

         The source of the above information is the Trust's own records.  The Trust serves as the
         Transfer Agent for its own shares.

         (b)      Holders

         At March 31, 2000 there were 2,430 shareholders of the Trust.

         (c)      Dividends

         Cash dividends on all outstanding shares of beneficial interest in the Trust are declared twice annually, for the 3 month period ending March 31, and the 9 month period ending
         December 31. In fiscal 1999 the Trust paid a cash dividend of $.36 per share.  In fiscal 2000 the Trust paid a total cash dividend of $.39 per share.

         (d)      Sales of Unregistered Securities.

         None.

Item 6:    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OR OPERATION

MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations--2000 compared to 1999

During the fiscal year ended March 31, 2000, interest income and fees of the Trust increased by $155,583 (3.41%) over the previous fiscal year. Such increase was primarily attributable to several factors, including (a) a slight increase in the average interest yield on the Trust’s loan and church bond portfolio and (b) the payment of certain previously non-performing loans for which the Trust was not accruing interest.

There was a decrease in the amount of performing interim loans held by the Trust from $10,406,937 as of March 31, 1999 to $8,827,383 as of March 31, 2000 and there was a decrease in performing mortgage loans during the recent fiscal year from $23,109,175 as of March 31, 1999 to $22,141,873 as of March 31, 2000. Therefore, the total performing mortgage loans, church bonds and performing interim construction loans held by the Trust decreased from $33,516,112 as of March 31, 1999 to $30,969,256 as of March 31, 2000. More significantly, there was a decrease in the investment in mortgage and interim loans made by the Trust during fiscal 2000 of $26,748,968 as compared to $35,518,740 during fiscal 1999. This represents a decrease of $8,769,772 or 24.69%. The decrease in the investment by the Trust in mortgage loans also contributed to a decrease of $41,105 in commitment fees earned by the Trust in fiscal 2000 as compared to fiscal 1999. Income from the realization of loan discounts from loan purchases also decreased from $330,074 for the year ended March 31, 1999 to $125,022 for the year ended March 31, 2000, a decrease of $205,052.

These decreases were offset by an increase in the average interest rate on loans and church bonds held by the Trust from 10.06% as of March 31, 1999 to 10.14% as of March 31, 2000, an increase in interest on temporary investments held by the Trust from $34,996 as of March 31, 1999 to $83,601 as of March 31, 2000 and by the payment of a significant loan owing to the Trust that was previously characterized as non-performing. On June 17, 1999, the Trust received $1,380,493 in full and final payment of a loan owing to the Trust from St. Stephens Church of God in Christ, Inc. of San Diego, California. Such amount paid in full the principal, interest and attorney’s fees owing to the Trust by such Borrower. The loan had been accounted for as a nonperforming loan by the Trust and certain interest payments had been credited to principal. Therefore, the pay-off resulted in an additional recognition of interest income of approximately $611,000 in fiscal 2000.

In fiscal 2000, the average aggregate amount of total debt outstanding was $759,180 less than in fiscal 1999. Accordingly, the interest expense of the Trust decreased by $29,673 as compared to fiscal 1999. Such decrease was primarily due to a decrease in the debt of the Trust. Such decrease was significantly offset by an increase in the Trust’s cost of funds. The approximate weighted average annual interest rate upon the aggregate outstanding debt increased from 6.90% at the end of fiscal 1999 to 8.00% at the end of fiscal 2000.

The net income of the Trust for fiscal 2000 was $3,059,815 ($.44 per share), an increase of $553,989 (22.11%) from the previous fiscal year. Such increase was primarily attributable to an increase in other income in fiscal 2000 as compared to fiscal 1999. Other income increased substantially due to gains on the sale of other real estate of $421,367 in fiscal 2000. Other income increased from $17,580 in fiscal 1999 to $429,137 in fiscal 2000. A substantial portion of this gain resulted from the payoff of an interim loan associated with an assisted living center in Sedona, Arizona which was foreclosed by the Trust in fiscal 1999 and then sold. However, upon the sale of such property, the Trust financed such purchase by the acceptance of the purchaser’s interim promissory note payable to the Trust. Therefore, the recognition of gain from such sale was deferred until the note was paid to the Trust. Such note was paid in full in fiscal 2000, therefore, resulting in the recognition of such gain.

Dividends related to fiscal 2000 were $3,010,346 or $.43 per share. Dividends are based on taxable income which varies from net income reported in the financial statements because of temporary differences (differences between the tax basis of an asset or liability and its reported amount in the financial statements that will result in taxable or deductible amounts in future years). Future dividends may be more or less than net income reported in the financial statements because of variances in these temporary differences.

During fiscal 2000, the prime interest rate increased from 7.75% to 9.00%. Should the prime interest rate decrease during fiscal 2001, the interest expense of the Trust will generally decrease and the net income of the Trust will in turn generally increase. Should the prime interest rate increase during fiscal 2001, the interest expense of the Trust will generally increase and the net income of the Trust will in turn generally decrease. Because of the recent increases in interest rates and the gains on the sale of other real estate in fiscal 2000, the Trust expects that net income for 2001 will be considerably less than fiscal 2000.

Payments received on the interim and permanent loan portfolio and the church bonds held by the Trust decreased from $35,610,274 during fiscal 1999 to $26,342,866 during fiscal 2000, a decrease of 26.02%. This decrease was primarily attributable to a decrease in interim loans made by the Trust during the year ended March 31, 2000 and to an increase in non-performing mortgage loans and interim construction loans.

During fiscal 1998, the Trust foreclosed on three nonperforming loans with total principal balances of approximately $1,360,000. As previously mentioned, one loan constituted approximately $976,000 of the total and was secured by an assisted living center located in Sedona, Arizona. The Trust sold its interest in this property during fiscal 1999. However, the Trust financed such purchase by the acceptance of the purchaser’s interim promissory note payable to the Trust. Therefore, the gain from this sale was recognized by the Trust in fiscal 2000 when the interim note was paid.

The Trust sold another property in fiscal 1999 located in Colorado Springs, Colorado in exchange for part cash and the remainder of the purchase price is paid pursuant to a note executed by the purchaser of such property. Once again, the Trust will recognize the balance of the gain from the sale of this property as the note is paid.

Also, the Trust sold in fiscal 1999 a portion of a piece of property located in San Antonio, Texas which it had received in a foreclosure conducted in fiscal 1998. In fiscal 2000, the Trust sold the balance of this unimproved raw land.

During fiscal 2000, the Trust foreclosed on one non-performing loan in the amount of $611,292.

Liquidity and Capital Resources

The Trust is engaged primarily in the business of making permanent and interim loans to churches and other non-profit organizations, and to other borrowers, including businesses engaged in the building and operation of assisted living centers. At March 31, 2000, the Trust had seven loans to two different borrowers which are secured by assisted living centers which totaled approximately $12,483,000. Four of these loans were to affiliated borrowers totaling approximately $9,272,133 and with the remaining three loans to another borrower totaling $3,210,867.

The assets of the Trust primarily consist of its loan portfolio, real estate acquired through foreclosure and its office building and facilities. The operational expense of the Trust is comprised of the maintenance of its office building, the payment of the salaries of its management and clerical staff and the payment for legal and accounting services. Substantially all of the Trust assets are invested in the permanent and interim loans made by the Trust. The only potential liquidity problems of the Trust are related to the timely and proper repayment by the Trust of the leveraged funds it has borrowed to make loans in excess of its capital and the ability to fund loan commitments which totaled $2,601,000 at March 31, 2000. All of the indebtedness of the Trust is generally classified as short term having maturities ranging from “on demand” to maturities repayable over various periods extending through fiscal 2001.

All of the debt obligations of the Trust outstanding as of March 31, 2000 in the amount of $15,589,192 shall mature in fiscal 2001. These debt obligations primarily consist of the Trust’s bank line of credit, Master Note Agreements and Secured Savings Certificates (“Certificates”) which have been previously issued by the Trust. All of the Certificates outstanding as of March 31, 2000 in the amount of $726,000 will mature during the 2001 fiscal year.

At March 31, 2000, loans to the Trust under Master Note Agreements, which are in effect demand notes, total $11,053,192. In the past, the Trust has utilized its bank line of credit, principal paid to the Trust upon its outstanding loan portfolio, and the proceeds received from the sale of Certificates in order to meet its maturing obligations.

At March 31, 2000, the balance which could be borrowed by the Trust upon its bank line of credit was $11,190,000. The principal payments scheduled to be received by the Trust upon its loan portfolio for the years ending March 31, 2001 and 2002 are $14,463,653 and $1,548,764, respectively. Assuming all of these scheduled principal payments are received, these payments, together with the balance available to Church Loans on its bank line of credit, would allow Church Loans to have sufficient funds to meet its maturing obligations and fund loan commitments without the necessity for Church Loans having to sell any additional Certificates or borrow funds from other sources.

Due to the cost of registration and the other costs of sales of Certificates, the cost of these funds are normally higher than the cost of borrowing from bank sources or master notes. Therefore, the Trust discontinued the registration of Certificates and ceased the sales of Certificates as of July 16, 1997. The Trust also obtained an increase in its bank line of credit from $10,000,000 to $15,000,000 effective September 1, 1997. Based upon the success of the Trust to obtain borrowings in the past, the Trust is confident that, should it be necessary, it will be able to register and sell Certificates or obtain additional bank financing in the future in sufficient amounts for the Trust to timely meet all of its obligations.

Should all the scheduled principal payments upon loans made by the Trust not be received, and should the Trust be unable to borrow against its line of credit, and should borrowings from other sources not be available it would be necessary for the Trust to sell a portion of its mortgage loan portfolio in order for it to meet all of its financial obligations. At March 31, 2000, the principal balance of the loan and church bond portfolio of the Trust was $36,936,913. The weighted average interest rate on loans and church bonds was 10.14% per annum. In view of the normal marketability of conventional loans, the Trust would probably be required to discount the great majority of these loans in order for them to be attractive for purchase. The principal amount of these loans if discounted to yield a weighted average interest rate of 12%, 14% and 16% would be $31,211,691, $26,752,878, and $23,408,769, respectively. There is no assurance that the Trust would be able to sell all, or a portion of, its portfolio of loans, in which event, it would be necessary for the Trust to secure a loan, or loans, from a lender in order for the Trust to meet its financial obligations. There is no assurance that the Trust would be able to secure a loan in such instance. The Trust has sold only one of the loans in its mortgage loan portfolio and, therefore, has limited experience in this area.

Principal payments scheduled to be received by the Trust upon its permanent loan portfolio during the years ending March 31, 2001 and 2002, if not used to fund new loan commitments, would be used to reduce the outstanding indebtedness of the Trust. Should the Trust use the payments of principal which shall be received upon its loan portfolio to reduce its outstanding indebtedness, the interest expense of the Trust will decrease. In such instance, whether the decrease in the interest income will exceed, or be less than, the decrease in the interest expense will largely be dependent upon the prime rate of interest prevailing at such time due to the fact that the interest to be earned by the Trust upon its mortgage loan portfolio is generally based upon a fixed rate of interest or a variable rate of interest that periodically reprices, while the interest to be paid by the Trust upon its outstanding debts is directly, or indirectly, tied to the prime rate of interest charged by major domestic banks.

As of March 31, 2000, a substantial portion of the promissory notes evidencing the loans made by the Trust have been pledged to secure its outstanding indebtedness. At March 31, 2000 promissory notes in the principal amount of $701,346 had been pledged to secure Certificates which had been previously sold by the Trust. The required collateral for these Certificates (based on the ratio of 1-to-1 for Certificates in Series O) was $726,000, leaving a deficiency of promissory notes which have been pledged by the Trust to secure said Certificates of $24,654 . (This deficiency was corrected subsequent to the year end). Additionally, promissory notes totaling $10,416,156 were pledged against the bank line of credit which had a total outstanding balance of $3,810,000. The required collateral for this bank loan was $4,191,000, leaving an excess of promissory notes which have been pledged to secure said bank notes of $6,225,156. These excess promissory notes may be reassigned by the Indenture Trustee or bank to the Trust to be sold in order for the Trust to meet its financial obligations. Should it be necessary in order for the Trust to meet its financial obligations, these excess notes amounting to $6,200,502 and other additional promissory notes in the approximate amount of $25,819,411 (for a total amount of $32,019,913) would be available to be sold by the Trust to meet its financial obligations. Should the excess promissory notes be assigned by the Indenture Trustee or bank to the Trust as heretofore described, all outstanding Certificates sold by the Trust and the bank line of credit would continue to be secured by the required ratio of notes pledged to the principal balance of these Certificates and the bank line of credit. There is no assurance that the Trust would be able to sell all, or any portion of these notes.

Cash flows from operating activities consists primarily of net income. The primary components of net income are interest income and expense. Interest income should continue to be the main source of cash provided by operating activities; however, the availability of this cash flow is dependent upon the ability of the borrowers to repay loans. Although there was an increase in the amount of non-performing loans as of March 31, 2000 compared to March 31, 1999, management does not expect material changes in such loans in the near term. Accordingly, cash provided by operating activities has been and is expected to be a relatively stable source of cash flow.

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

Inflation

At March 31, 2000, the weighted average interest rate on the mortgage loan and church bond portfolio of the Trust was 10.14% per annum while the weighted average interest rate upon all borrowings of the Trust was 8.00% per annum. Although a majority of the loans constituting the loan portfolio of the Trust have been made at variable rates of interest that generally reprice either daily, annually, or otherwise periodically, a portion of the loans constituting the Trust’s loan portfolio have been made at fixed rates of interest and, therefore, are not subject to being increased or decreased during the term of the loan. All of the indebtedness of the Trust, other than the existing Certificates, is either directly or indirectly tied to the prime rate of interest charged by major banking institutions and, therefore, is subject to fluctuation. During periods of inflation, the prime rate of interest charged by major banking institutions, as well as the interest rate or cost of borrowing money from any lender, generally increases. Consequently, during an inflationary period the interest expense of the Trust would increase. Since the interest income of the Trust would not increase as rapidly, an increase in the interest expense of the Trust would decrease the net income of the Trust. However, interest income should subsequently increase as variable rate loans reprice. Should the amount of the loans and the amount of the indebtedness of the Trust remain constant, and should the weighted average interest rate upon the indebtedness increase to approximately 24.03% per annum, the interest income and the interest expense of the Trust would be substantially equal.

Odd-Lot Tender Offer

During fiscal 1999, the Trust completed an odd-lot tender offer. Effective September 1, 1998, the Trust extended a tender offer to all shareholders owning less than 100 shares of beneficial interest to purchase such shares for $2.50 per share. The offer expired November 30, 1998. A total of 6,596 shares were purchased as a result of such odd-lot tender offer, thereby reducing the number of outstanding shares of beneficial interest in the Trust to 7,000,806. No shares of the Trust were purchased by the Trust during fiscal 2000.

Item 7:    FINANCIAL STATEMENTS

Financial Statements at March 31, 2000, and 1999 and for each of the years in the two-year period ended March 31, 2000, are incorporated by reference from Pages 17 through 32 of the 2000 Annual Report to Shareholders.

The report of independent auditors with respect to the financial statements at March 31, 2000, and 1999 and for each of the years in the two-year period ended March 31, 2000 is incorporated by reference from Page 16 of the 2000 Annual Report to Shareholders.

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

         B. R. McMorries, age 73, is a consulting engineer.  He has served as a Trust Manager since
         1963.  He serves as Chairman of the Board of Trust Managers.

         Larry Brown, age 57, is the President of Larry Brown Realtors, Inc. and is a licensed realtor.
         He has served as a Trust Manager since 1981.  He serves as Vice-Chairman and Secretary of the Board of Trust Managers.

         Jack R. Vincent, age 70, is engaged in farming and ranching operations.  He has served as a Trust Manager since 1989.

         Steve Rogers, age 52, is the President of Steve Rogers Co., a real estate appraisal firm.  He has served as a Trust Manager since 1990.

         Mike Bahn, age 56, is the President of Amarillo Blueprint Co., an office equipment and supply and reproduction services business. He has served as a Trust Manager since 1997.

         Terry Hays, age 49, is the Information Systems Manager for the law firm of Perdue,
         Brandon, Fielder, Collins and Mott.  Mr. Hays has served as a Trust Manager since 1998.

         Alfred J. Smith, age 65, is in the independent oil and gas production business.  Mr. Smith has served as a Trust Manager since 1999.

         (b)  Executive Officers.  The following information is furnished as to each individual who now serves as an executive officer of the Trust who is not mentioned under "Board of Trust
         Managers" above:

         M. Kelly Archer, age 48, serves as President, Manager of Operations and Chief Financial
         Officer of the Trust.  As such, Mr. Archer functions as the Executive Officer of the Trust.  Mr.
         Archer has served in this capacity for 18 years.

         Robert E. Martin, age 50, serves as the Senior Vice-President-Lending for the Trust.  Mr.
         Martin has served in such capacity since  1999.  Prior to serving in such capacity, Mr. Martin served as the President/CEO of Santa Fe Federal Credit Union.  Mr. Martin also served as a member of the Board of Trust Managers of the Trust prior to becoming an employee of the
         Trust.

         Robert E. Fowler, age 47, serves as the Senior Vice-President-Accounting and Information
         Systems for the Trust.  Mr. Fowler has served in such capacity for 18 years.

         (c) Compliance with Section 16(a) of the Securities Exchange Act of 1934.  Based upon information provided to the Trust by individual Trust Managers and Executive Officers, the
         Trust believes that during the preceding fiscal year the Trust Managers and Executive
         Officers have complied with all such applicable filing requirements.

Item 10:    EXECUTIVE COMPENSATION

(a) Executive Officers:

The following table sets forth certain information regarding compensation paid during each of the Trust’s last three fiscal years to the Trust’s Manager of Operations (CEO). The Trust has no other executive officers whose salary, bonuses and other compensation earned during fiscal 2000 exceeded $100,000 for services rendered in all capacities.

                                                                                   Annual Compensation
                                                                                   -------------------
                                                Fiscal                                                  Other Annual
        Name and Principal Position              Year               Salary             Bonus            Compensation
        ---------------------------              ----               ------             -----            ------------
  CEO-M. Kelly Archer                            2000              $109,667                    0           $7,653
         Manager of Operations                   1999               102,997                    0            6,613
                                                 1998               107,133                    0            6,036

(b) Trust Managers' Compensation:

The Board of Trust Managers of the Trust were paid $54,200 in cash as a group during the last fiscal year for services as Trust Managers. The Chairman of the Board of Trust Managers, B. R. McMorries, is paid $500 per month for serving in such capacity. The remaining members of the Board of Trust Managers are paid $300 per month for serving as a member of the board. All Trust Managers are paid an additional $100 per board or committee meeting attended. In addition, a Trust Manager receives $200 per day for their services when out of town on trust business.

The members of the Board of Trust Managers of the Trust are not otherwise employed or compensated by the Trust.

Item 11:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) The following table indicates the persons known by the Trust to own beneficially more than 5 percent of the shares of beneficial interest in the Trust:

              Name and Address of                            Amount of and Nature                       Percent
                Beneficial Owner                            of Beneficial Ownership                    of Class
     --------------------------------------                 -----------------------                    --------
     Kim E. McMorries                                           369,965 shares                          5.285%
     48 Waterford Court
     Nacogdoches, TX 75961-8720

(b) The following table indicates the number of shares of beneficial ownership interest in the Trust owned by the Board of Trust Managers and Executive Officers, individually and as a group:

              Name and Address of                            Amount of and Nature                       Percent
                Beneficial Owner                           of Beneficial Ownership*                    of Class
              -------------------                          -----------------------                     --------
                 B. R. McMorries                                    263,250                             3.756%

                   Larry Brown                                      35,327                              0.504%

                 Jack R. Vincent                                     9,576                              0.137%

                  Steve Rogers                                       1,300                              0.019%

                    Mike Bahn                                        1,650                              0.024%

                   Terry Hays                                        2,566                              0.037%

                 Alfred J. Smith                                     5,162                              0.074%

                 M. Kelly Archer                                    114,101                              1.63%

                Robert E. Fowler                                    59,483                              0.850%

                Robert E. Martin                                     3,412                              0.049%
                                                                    -------                             ------
             All Trust Managers and                                 493,373                             7.047%
                Executive Officers                                  =======                             ======
                   as a Group

*        The nature of beneficial ownership of such shares is either directly by such named person, indirectly through such person's spouse or through Individual Retirement Accounts directed by such person or their spouse.

Item 12:    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Trust issues a limited number of “Master Notes” which are unsecured debt instruments of the Trust. The Trust pays the obligee of such notes interest at the rate of one percent per annum (1%) less than the prime lending rate of Amarillo National Bank, the Trust’s primary lender. As of March 31, 2000, the Trust had entered into Master Note Agreements with B. R. McMorries, Chairman of the Board of Trust Managers, and related persons, in the amount of $1,380,056; with Larry Brown, Secretary of the Board of Trust Managers, and related persons, in the amount of $596,142; and First State Bank, Happy, Texas, of which Jack R. Vincent, member of the Board of Trust Managers, owns, either directly or indirectly, 10% or more of the outstanding stock, in the amount of $700,000. The terms of such Master Notes are the same as Master Notes entered into with other unrelated persons, except as to the amounts thereof.

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

                                                              CHURCH LOANS & INVESTMENTS TRUST

       DATE:  June 27, 2000                                    By:     /S/ B.R. McMorries
                                                                       ------------------
                                                                       B.R. McMorries
                                                                       Chairman of the Board of
                                                                       Trust Managers

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                                            Capacity                              Date
    ---------------------                            ------------------------------               ----------

    /s/   B.R. McMorries                             Chairman of the Board                         06-27-00
    --------------------                             of Trust Managers
    B.R. McMorries

    /s/      Larry Brown                             Secretary of the Board                        06-27-00
    --------------------                             of Trust Managers
    Larry Brown

    /s/    M. Kelly Archer                           President, Principal Financial                06-27-00
    ----------------------                           and Accounting Officer
    M. Kelly Archer

    /s/   Jack R. Vincent                            Trust Manager                                 06-27-00
    ---------------------
    Jack R. Vincent

    /s/   Steve Rogers                               Trust Manager                                 06-27-00
    ---------------------
    Steve Rogers

    /s/   Mike Bahn                                 Trust Manager                                  06-27-00
    --------------------
    Mike Bahn

    /s/   Terry Hays                                Trust Manager                                  06-27-00
    --------------------
    Terry Hays

    --------------------
    Alfred J. Smith

                                             CHURCH LOANS & INVESTMENTS TRUST

                                                    INDEX TO EXHIBITS

                                                        Item 13(a)

         (2)  -    None

         (3)  -   Declaration of Trust of Church Loans & Investments Trust, as amended, has been previously filed under File No. 2-51235 and is incorporated herein by reference.

                  Bylaws of Church Loans & Investments Trust, as amended,  has been previously filed under File No. 2-51235 and is incorporated herein by reference.

         (4)  -   None other than those listed in (3) above.

         (9)  -   None

         (10) -   None

         (11) -   Statement regarding computation of per share earnings  -omitted since information necessary to make the computation is included in the Financial Statements and Note
                  4 thereto.

         (13) -   Pages 16 through 32 of the 2000 Annual Report to Shareholders

         (16) -   None

         (18) -   None

         (21) -   None

         (22) - None

         (23) -   None

         (24) -   None

         (27) -   Financial Data Schedule