Form 10QSB
period 2000-06-30
CHURCH LOANS & INVESTMENTS TRUST
filed 2000-08-11
CIK 20199

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2000

OR

[  ] TRANSITION REPORT UNDER SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

Commission File No. 0-8117

CHURCH LOANS & INVESTMENTS TRUST

State of Organization - Texas

Internal Revenue Service — Employer Identification No. 75-6030254

5305 I-40 West

Amarillo, Texas 79106

Registrant’s telephone number: 806-358-3666

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No ___

As of June 30, 2000, 7,000,806 shares of the Registrant’s shares of beneficial interest were outstanding.

Transitional Small Business Disclosure Format (check one) Yes ___ No   X

CHURCH LOANS & INVESTMENTS TRUST

INDEX

CHURCH LOANS & INVESTMENTS TRUST

(A Real Estate Investment Trust)
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets (Unaudited)
June 30, 2000 and March 31, 2000

                                                                ASSETS
                                                                                    June 30, 2000    March 31, 2000
                                                                                    -------------    --------------
CASH AND CASH EQUIVALENTS                                                           $          -     $      387,087
RECEIVABLES
    Mortgage loans and church bonds - performing                                       23,561,265        22,141,873
    Interim construction loans - performing                                             9,317,682         8,827,383
    Nonperforming mortgage loans, church bonds and
      interim construction loans                                                        5,794,158         5,967,657
    Less: Allowance for possible credit losses                                         (1,433,172)       (1,388,172)
                                                                                    -------------    --------------
                                                                                       37,239,933        35,548,741
    Accrued interest receivable                                                           281,849           258,593
    Notes receivable                                                                      900,546           599,969
                                                                                    -------------    --------------
                  Total receivables                                                    38,422,328        36,407,303
PROPERTY AND EQUIPMENT, net                                                               162,357           166,275
REAL ESTATE ACQUIRED THROUGH FORECLOSURE                                                  665,032           968,349
OTHER ASSETS                                                                               27,887           15,926
                                                                                    -------------    --------------
TOTAL ASSETS                                                                        $  39,277,604    $   37,944,940
                                                                                    =============    ==============

                                                    LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
    Bank overdraft                                                                  $     772,003    $     -
    Notes payable and line of credit:
      Related party                                                                     2,420,544         2,820,128
      Other                                                                            14,029,373        12,043,064
                                                                                    -------------    --------------
                                                                                       16,449,917        14,863,192
                                                                                    -------------    --------------
    Secured savings certificates                                                           26,000           726,000
    Accrued interest payable                                                               70,951           108,320
    Other                                                                                 745,783           660,250
                                                                                    -------------    --------------
                  Total liabilities                                                    18,064,654        16,357,762
                                                                                    -------------    --------------
SHAREHOLDERS' EQUITY
    Shares of beneficial interest, no par value; authorized
      shares unlimited, 7,007,402 shares issued                                        20,623,866        20,623,866
    Undistributed net income                                                              605,574           979,802
    Treasury shares, at cost (6,596 shares)                                               (16,490)          (16,490)
                                                                                    -------------    --------------
                  Total shareholders' equity                                           21,212,950        21,587,178
                                                                                    -------------    --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $  39,277,604    $   37,944,940
                                                                                    =============    ==============

These condensed financial statements should be read only in connection with the accompanying notes to condensed financial statements.

CHURCH LOANS & INVESTMENTS TRUST

(A Real Estate Investment Trust)

Condensed Statements of Income (Unaudited)
Three-month periods ended June 30, 2000 and 1999

                                                                                Three-month periods ended June 30,
                                                                                        2000               1999
                                                                                        ----               ----
INTEREST INCOME AND FEES
     Interest and fees on mortgage loans, church bonds
       and interim construction loans                                              $    1,029,399   $     1,613,225
     Interest on temporary investments                                                     15,926             5,348
                                                                                   --------------   ---------------
                  Total interest income and fees                                        1,045,325         1,618,573
                                                                                   --------------   ---------------
DEBT EXPENSE
     Interest                                                                             327,590           245,529
     Amortization of commissions paid to brokers                                            1,183             5,059
                                                                                   --------------   ---------------
                  Total debt expense                                                      328,773           250,588
                                                                                   --------------   ---------------
                  Net interest income                                                     716,552         1,367,985
PROVISION FOR POSSIBLE CREDIT LOSSES                                                       45,000            45,000
                                                                                   --------------   ---------------
                  Net interest income less provision for
                    possible credit losses                                                671,552         1,322,985
                                                                                   --------------   ---------------
OTHER INCOME                                                                              103,280          2,656
OTHER OPERATING EXPENSES
     General and administrative                                                           154,460           158,533
     Board of Trust Managers' fees                                                         14,487            14,303
                                                                                   --------------   ---------------
                  Total other operating expenses                                          168,947           172,836
                                                                                   --------------   ---------------
                  Income before provision for income taxes                                605,885         1,152,805
PROVISION FOR INCOME TAXES                                                                     -                 -
                                                                                   --------------   ---------------
NET INCOME                                                                         $      605,885    $    1,152,805
                                                                                   ==============   ===============
WEIGHTED AVERAGE NUMBER
     OF SHARES OUTSTANDING                                                              7,000,806         7,000,806
                                                                                   ==============   ===============
NET INCOME PER SHARE                                                                      $.09            $.16
                                                                                          ====            ====
DIVIDENDS PER SHARE                                                                       $.14            $.10
                                                                                          ====            ====

These condensed financial statements should be read only in connection with the accompanying notes to condensed financial statements.

CHURCH LOANS & INVESTMENTS TRUST

(A Real Estate Investment Trust)
Condensed Statements of Cash Flows (Unaudited)
Three month periods ended June 30, 2000 and 1999

                                                                                Three-month periods ended June 30,
                                                                                          2000             1999
                                                                                          ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                       $   605,885      $   1,152,805
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation                                                                       3,918             3,918
         Amortization of debt expense                                                       1,183             5,059
         Amortization of loan discounts                                                    (8,707)          (28,344)
         Provision for possible credit losses                                              45,000            45,000
         Gain on sale of other real estate                                               (101,144)               -
         Changes in:
           Accrued interest receivable                                                    (23,256)         (102,442)
           Accrued interest payable                                                       (37,369)          (50,888)
           Other liabilities                                                               85,533             4,764
           Other, net                                                                     (23,820)           (2,765)
                                                                                   --------------   ---------------
                  Net cash provided by operating activities                               547,223         1,027,107
                                                                                   --------------   ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in mortgage and interim construction
       loans and church bonds                                                          (7,911,170)       (5,391,356)
     Payments received on mortgage and interim
       construction loans and church bonds                                              6,183,686         5,689,907
     Investments in notes receivable                                                     (410,242)          (81,023)
     Payments received on notes receivable                                                109,664            79,710
     Proceeds from sale of other real estate                                              415,137                -
                                                                                   --------------   ---------------
                  Net cash provided (used) by investing activities                     (1,612,925)          297,238
                                                                                   --------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Bank overdraft                                                                       772,003                -
     Borrowings on notes payable                                                        9,620,318         6,326,938
     Principal payments on:
       Secured savings certificates                                                      (700,000)         (809,376)
       Notes payable                                                                   (8,033,593)       (6,272,929)
     Cash dividends                                                                      (980,113)         (700,081)
                                                                                   --------------   ---------------
                  Net cash provided (used) by financing activities                        678,615        (1,455,448)
                                                                                   --------------   ---------------
                  Decrease in cash and cash equivalents                                  (387,087)         (131,103)
CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                                                  387,087           181,068
                                                                                   --------------   ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $           -    $        49,965
                                                                                   ==============   ===============
Supplemental disclosure of cash flow information
     Cash paid during the period for interest                                      $      364,959   $       296,417
                                                                                   ==============   ===============

These condensed financial statements should be read only in connection with the accompanying notes to condensed financial statements.

CHURCH LOANS & INVESTMENTS TRUST

(A Real Estate Investment Trust)
Notes to Condensed Financial Statements (Unaudited)

NOTE 1 - GENERAL

See Summary of Significant Accounting Policies in the Trust’s Annual Report on Form 10- KSB405 for a summary of the Trust’s significant accounting policies.

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

NOTE 2 - WEIGHTED AVERAGE INTEREST RATES

Weighted average interest rates and net interest rate margins at June 30, 2000 and 1999, were as follows:

                                              Mortgage loan and                Total           Net interest
                                            church bond portfolio          indebtedness         rate margin
                                            ---------------------          ------------        ------------
         June 30, 2000                             10.59%                    8.50%                2.09%
         June 30, 1999                              9.82%                    6.87%                2.95%

NOTE 3 - CONTRACTUAL MATURITIES

Scheduled principal payments on mortgage loans, church bonds and interim loans and indebtedness (including secured savings certificates and notes payable) outstanding at June 30, 2000, for the five twelve-month periods subsequent to June 30, 2000, follow:

                  Twelve-month period                    Mortgage loans, church bonds
                    ending June 30,                           and interim loans                Indebtedness
                  -------------------                    ----------------------------          ------------
                      2001                                    $    15,480,255                $    16,475,917
                      2002                                          1,557,538                         -
                      2003                                          1,623,805                         -
                      2004                                          1,514,336                         -
                      2005                                          1,538,807                         -

CHURCH LOANS & INVESTMENTS TRUST

(A Real Estate Investment Trust)
Notes to Condensed Financial Statements (Unaudited)

NOTE 4 - MORTGAGE LOANS, CHURCH BONDS AND INTERIM CONSTRUCTION LOANS

Mortgage loans, church bonds and interim construction loans on which the accrual of interest had been discontinued amounted to $5,794,158 and $2,754,509 at June 30, 2000 and 1999, respectively. If interest on these mortgage loans, church bonds and interim construction loans had been accrued as earned, interest and fees on loans in the accompanying condensed statements of income would have been increased by approximately $156,000 and $76,000 for the three-month periods ended June 30, 2000 and 1999, respectively. Interest income actually recognized during 2000 and 1999 was approximately $18,000 and $19,000, respectively.

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

This information is an integral part of the accompanying condensed financial statements

CHURCH LOANS & INVESTMENTS TRUST

(A Real Estate Investment Trust)

Item 2. Management’s Discussion and Analysis or Plan of Operation

Results of Operations - Three-Month Period Ended June 30, 2000 as Compared to the Three-Month Period Ended June 30, 1999:

Revenues

The Trust’s revenues are derived from interest income earned on loans as well as, to a lesser degree, interest earned on church bonds and short-term investments. The decrease in the Trust’s revenues of $573,248 for the three-month period ended June 30, 2000, as compared to the corresponding period in 1999 is primarily due to the Trust receiving $1,380,493 in full and final payment of a loan owing to the Trust from St. Stephens Church of God in Christ, Inc. of San Diego, California. Such amount paid in full the principal, interest and attorney’s fees owing to the Trust by such Borrower on June 17, 1999. The loan had been accounted for as a nonperforming loan by the Trust and certain interest payments had been credited to principal. Therefore, the pay-off resulted in an additional recognition of interest income of approximately $611,000 during June 1999. At June 30, 2000 and 1999, performing loans and church bonds were approximately $32,879,000 and $34,046,000, respectively, and the average rate of return was 10.59% at June 30, 2000 and 9.82% at June 30, 1999.

Interest Expense

The most significant expense item is interest expense which comprised the majority of total operating expense for each of the three-month periods ended June 30, 2000 and 1999. The increase of $82,061 in interest expense resulted from an increase in the average total amount of indebtedness outstanding during the three-month period ended June 30, 2000 as compared to the same period ended June 30, 1999 and an increase in the weighted average interest rate on all indebtedness from 6.87% at June 30, 1999 to 8.50% at June 30, 2000.

Other Income

Other income was $103,280 for the three months ended June 30, 2000 and was greater than the $2,656 for the same period in 1999, primarily due to the gain on sale of other real estate of $101,144.

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

CHURCH LOANS & INVESTMENTS TRUST

By	/s/ B. R. McMorries ______________________________ B. R. McMorries, Chairman	Dated: 8/14/2000

By	/s/ Kelly Archer ______________________________ Kelly Archer Chief Financial Officer	Dated: 8/14/2000

8