Form 10QSB
period 2000-09-30
CHURCH LOANS & INVESTMENTS TRUST
filed 2000-11-15
CIK 20199

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2000

OR

[  ] TRANSITION REPORT UNDER SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

Commission File No. 0-8117

CHURCH LOANS & INVESTMENTS TRUST

State of Organization - Texas

Internal Revenue Service — Employer Identification No. 75-6030254

5305 I-40 West

Amarillo, Texas 79106

Registrant’s telephone number: 806-358-3666

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No ___

As of September 30, 2000, 7,000,806 shares of the Registrant’s shares of beneficial interest were outstanding.

Transitional Small Business Disclosure Format (check one) Yes ___ No   X

CHURCH LOANS & INVESTMENTS TRUST

INDEX

CHURCH LOANS & INVESTMENTS TRUST

(A Real Estate Investment Trust)
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets (Unaudited)
September 30, 2000 and March 31, 2000

                                                                ASSETS
                                                                             September 30, 2000      March 31, 2000
                                                                             ------------------      --------------

CASH AND CASH RECEIVABLES                                                        $     161,563       $      387,087
RECEIVABLES
    Mortgage loans and church bonds - performing                                    22,420,950           22,141,873
    Interim construction loans - performing                                         13,082,809            8,827,383
    Nonperforming mortgage loans, church bonds and
      interim construction loans                                                     5,625,910            5,967,657
    Less: Allowance for possible credit losses                                      (1,478,172)          (1,388,172)
                                                                             ------------------      --------------
                                                                                    39,651,497           35,548,741
    Accrued interest receivable                                                        346,797              258,593
    Notes receivable                                                                   952,434              599,969
                                                                             ------------------      --------------
                  Total receivables                                                 40,950,728           36,407,303
PROPERTY AND EQUIPMENT, net                                                            158,439              166,275
REAL ESTATE ACQUIRED THROUGH FORECLOSURE                                                    -               968,349
OTHER ASSETS                                                                            21,786               15,926
                                                                             ------------------      --------------
TOTAL ASSETS                                                                     $  41,292,516       $   37,944,940
                                                                             ==================      ==============

                                                    LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
    Notes payable and line of credit:
      Related party                                                              $   2,815,945       $    2,820,128
      Other                                                                         15,437,721           12,043,064
                                                                             ------------------      --------------
                                                                                    18,253,666           14,863,192
                                                                             ------------------      --------------

    Secured savings certificates                                                           -                726,000
    Accrued interest payable                                                           138,053              108,320
    Other                                                                              705,495              660,250
                                                                             ------------------      --------------
                  Total liabilities                                                 19,097,214           16,357,762
                                                                             ------------------      --------------

SHAREHOLDERS' EQUITY
    Shares of beneficial interest, no par value; authorized
      shares unlimited, 7,007,402 shares issued                                     20,623,866           20,623,866
    Undistributed net income                                                         1,587,926              979,802
    Treasury shares, at cost (6,596 shares)                                            (16,490)             (16,490)
                                                                             ------------------      --------------
                  Total shareholders' equity                                        22,195,302           21,587,178
                                                                             ------------------      --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $  41,292,516       $   37,944,940
                                                                             =================-      ==============

These condensed financial statements should be read only in connection with the accompanying notes to condensed financial statements.

CHURCH LOANS & INVESTMENTS TRUST

(A Real Estate Investment Trust)

Condensed Statements of Income (Unaudited)
Three-month and six-month periods ended September 30, 2000 and 1999

                                                   Three-month periods ended            Six-month periods ended
                                                          September 30,                      September 30,
                                                      2000             1999             2000              1999
                                                      ----             ----             ----              ----
INTEREST INCOME AND FEES
    Interest and fees on mortgage
      loans, church bonds, and
      interim construction loans                  $   1,503,148   $      963,149    $   2,532,547    $    2,576,374
    Interest on temporary
       investments                                       25,202           25,210           41,128            30,558
                                                  -------------   --------------    -------------    ---------------
          Total interest income and fees              1,528,350          988,359        2,573,675         2,606,932
                                                  -------------   --------------    -------------    ---------------
DEBT EXPENSE
    Interest                                            423,903          250,507          751,493           496,036
    Amortization of commissions
       paid to brokers                                   -                 2,770            1,183             7,829
                                                  -------------   --------------    -------------    ---------------
          Total debt expense                            423,903          253,277          752,676           503,865
                                                  -------------   --------------    -------------    ---------------
          Net interest income                         1,104,447          735,082        1,820,999         2,103,067
PROVISION FOR POSSIBLE
    CREDIT  LOSSES                                       45,000           45,000           90,000            90,000
                                                  -------------   --------------    -------------    ---------------
          Net interest income
            less provision for
            possible credit losses                    1,059,447          690,082        1,730,999         2,013,067
OTHER INCOME                                             81,654            2,136          184,934            4,792
OTHER OPERATING EXPENSES
    General and administrative                          145,695          161,941          300,155           320,474
    Board of Trust Managers' fees                        13,054           13,588           27,541            27,891
                                                  -------------   --------------    -------------    ---------------
          Total other operating expenses                158,749          175,529          327,696           348,365
                                                  -------------   --------------    -------------    ---------------
          Income before provision
              for taxes                                 982,352          516,689        1,588,237         1,669,494
                                                  -------------   --------------    -------------    ---------------
PROVISION FOR INCOME TAXES                              -                   -                -                 -
                                                  -------------   --------------    -------------    ---------------
NET INCOME    $                                         982,352    $    516,689     $   1,588,237    $    1,669,494
                                                  =============   ==============    =============    ===============
WEIGHTED AVERAGE NUMBER
    OF SHARES OUTSTANDING                             7,000,806        7,000,806        7,000,806         7,000,806
                                                  =============   ==============    =============    ===============
NET INCOME PER SHARE                                 $ .14             $.07             $.23              $.24
                                                  =============   ==============    =============    ===============
DIVIDENDS PER SHARE                                      -               -               .14               .10
                                                  =============   ==============    =============    ===============

These condensed financial statements should be read only in connection with the accompanying notes to condensed financial statements.

CHURCH LOANS & INVESTMENTS TRUST

(A Real Estate Investment Trust)
Condensed Statements of Cash Flows (Unaudited)
Six-month periods ended September 30, 2000 and 1999

                                                                              Six-month periods ended September 30,
                                                                                          2000             1999
                                                                                          ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                     $   1,588,237   $     1,669,494
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation                                                                       7,836             7,836
         Amortization of debt expense                                                       1,183             7,829
         Amortization of loan discounts                                                   (17,285)          (42,751)
         Provision for possible credit losses                                              90,000            90,000
         Gain on sale of other real estate                                               (180,662)            -
         Changes in:
           Accrued interest receivable                                                    (88,204)         (152,827)
           Accrued interest payable                                                        29,733          (101,610)
           Other liabilities                                                               45,245           (42,147)
           Other, net                                                                     (21,073)          (11,468)
                                                                                    -------------   ----------------
                  Net cash provided by operating activities                             1,455,010         1,424,356
                                                                                    -------------   ----------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in mortgage and interim construction
       loans and church bonds                                                         (17,129,411)       (8,502,090)
     Payments received on mortgage and interim
       construction loans and church bonds                                             12,953,940         9,228,529
     Advances of notes receivable                                                        (601,651)         (266,873)
     Payments received on notes receivable                                                249,186           164,768
     Proceeds from sale of other real estate                                            1,163,041             -
                                                                                    -------------   ----------------
                  Net cash provided (used) by investing activities                     (3,364,895)          624,334
                                                                                    -------------   ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Borrowings on notes payable                                                       19,288,028        11,128,606
     Principal payments on:
       Secured savings certificates                                                      (726,000)       (1,344,376)
       Notes payable                                                                  (15,897,554)      (11,148,996)
     Cash dividends paid                                                                 (980,113)         (700,081)
                                                                                    -------------   ----------------
                  Net cash provided (used) by financing activities                      1,684,361        (2,064,847)
                                                                                    -------------   ----------------
                  Decrease in cash and cash equivalents                                  (225,524)          (16,157)
CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                                                  387,087           181,068
                                                                                    -------------   ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $     161,563   $       164,911
                                                                                    =============   ================
Supplemental disclosure of cash flow information
     Cash paid during the period for interest                                       $     721,760   $       597,646
                                                                                    =============   ================
     Real estate acquired through foreclosure                                       $       -       $       611,292
                                                                                    =============   ================

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

NOTE 2 - WEIGHTED AVERAGE INTEREST RATES

Weighted average interest rates and net interest rate margins at September 30, 2000 and 1999, were as follows:

                                              Mortgage loan and                Total           Net interest
                                            church bond portfolio          indebtedness         rate margin
                                            ---------------------          ------------        ------------
         September 30, 2000                        10.67%                    8.50%                2.17%

         September 30, 1999                         9.86%                    7.31%                2.55%

NOTE 3 - CONTRACTUAL MATURITIES

Scheduled principal payments on mortgage loans, church bonds and interim loans and indebtedness (including notes payable) outstanding at September 30, 2000, for the five twelve-month periods subsequent to September 30, 2000, follow:

                  Twelve-month period                    Mortgage loans, church bonds
                 ending September 30,                         and interim loans                Indebtedness
                 --------------------                    ----------------------------          ------------
                      2001                                    $    19,158,204                $    18,253,666
                      2002                                          1,476,126                          -
                      2003                                          1,477,418                          -
                      2004                                          1,402,008                          -
                      2005                                          1,430,024                          -
                                                              ===============                ===============

CHURCH LOANS & INVESTMENTS TRUST

(A Real Estate Investment Trust)
Notes to Condensed Financial Statements (Unaudited)

NOTE 4 - MORTGAGE LOANS, CHURCH BONDS AND INTERIM CONSTRUCTION LOANS

Mortgage loans, church bonds and interim construction loans on which the accrual of interest had been discontinued amounted to $5,625,910 and $2,522,099 at September 30, 2000 and 1999, respectively. If interest on these mortgage loans, church bonds and interim construction loans had been accrued as earned, interest and fees on loans in the accompanying condensed statements of income would have been increased by approximately $305,000 and $153,000 for the six-month periods ended September 30, 2000 and 1999, respectively. Interest income actually recognized during 2000 and 1999 was approximately $323,000 and $32,000, respectively.

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

This information is an integral part of the accompanying condensed financial statements

CHURCH LOANS & INVESTMENTS TRUST

(A Real Estate Investment Trust)

Item 2. Management’s Discussion and Analysis or Plan of Operation

Results of Operations - Three-Month and Six-Month Periods Ended September 30, 2000 as Compared to the Three-Month and Six-Month Periods Ended September 30, 1999:

Revenues

The Trust's revenues are derived from interest income earned on loans as well as, to a lesser degree, interest earned on church bonds and short-term investments. Such revenues (decreased) increased by $(43,827) and $539,999 for the six-month and three-month periods ended September 30, 2000, respectively, as compared to the corresponding periods in 1999. Included in the 2000 periods is the revenue recognized from interest payments received on two large loans that the interest is recognized on a cash basis, which amounted to approximately $292,000. Included in the 1999 periods is the revenue recognized on a loan, which was paid in full and had been accounted for as a nonperforming loan by the Trust and certain interest payments had been credited to principal. Therefore, the pay-off resulted in an additional recognition of interest income of approximately $611,000 during June 1999. Additionally, average loan balances and rate of returns increased during the 2000 periods. Loans outstanding were $41,129,669 and $34,470,948 at September 30, 2000 and 1999, respectively. The average rate of return of the mortgage loan and church bond portfolio increased from 9.86% at September 30, 1999 to 10.67% at September 30, 2000.

Interest Expense

The most significant expense item is interest expense which comprised the majority of total operating expense for each of the three-month and six-month periods ended September 30, 2000 and 1999. The increase of $173,396 and $255,457 in interest expense during the three-month and six-month periods ended September 30, 2000, respectively, resulted from an increase in the average total amount of indebtedness as compared to the same periods ended September 30, 1999 and an increase in the weighted average interest rate on all indebtedness from 7.31% at September 30, 1999 to 8.50% at September 30, 2000.

Other Income

Other income was $184,934 and $81,654 for the six-month and three-month periods ended September 30, 2000 and was greater than the $4,792 and $2,136 for the same periods in 1999, primarily due to the gain on sale of other real estate of $180,662 and $79,518 for the same periods during 2000.

CHURCH LOANS & INVESTMENTS TRUST

(A Real Estate Investment Trust)

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders:

The annual meeting of shareholders of the Trust was held on July 21, 2000. At such meeting, each of the individuals named below was elected to the Board of Trust Managers of the Trust to serve until the next annual meeting of the shareholders of the Trust:

                                                                Number of shares
                                                          For                    Against
                                                          ---                    -------
       Mike Bahn                                       3,941,555                   7,509
       Larry Brown                                     3,940,043                   9,021
       Terry Hays                                      3,941,555                   7,509
       Alfred J. Smith                                 3,941,555                   7,509
       Bill R. McMorries                               3,941,555                   7,509
       Steve Rogers                                    3,941,555                   7,509
       Jack R. Vincent                                 3,941,555                   7,509

Additionally, shareholders voted to ratify Clifton Gunderson P.L.L.C. as auditors for the year ending March 31, 2001 as follows:

       For                                             3,902,707
       Against                                               796
       Abstain                                            45,561

Item 6. Exhibits and Reports on Form 8-K:

(a) Exhibits: None.

(b) Reports on Form 8-K: None

CHURCH LOANS & INVESTMENTS TRUST

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHURCH LOANS & INVESTMENTS TRUST

By	/s/ B. R. McMorries ______________________________ B. R. McMorries, Chairman	Dated: 11/14/2000

By	/s/ Kelly Archer ______________________________ Kelly Archer Chief Financial Officer	Dated: 11/14/2000

8