Form 10QSB
period 2000-12-31
CHURCH LOANS & INVESTMENTS TRUST
filed 2001-02-14
CIK 20199

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended December 31, 2000

OR

[  ] TRANSITION REPORT UNDER SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

Commission File No. 0-8117

CHURCH LOANS & INVESTMENTS TRUST

State of Organization - Texas

Internal Revenue Service — Employer Identification No. 75-6030254

5305 I-40 West

Amarillo, Texas 79106

Registrant’s telephone number: 806-358-3666

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No ___

As of December 31, 2000, 7,000,806 shares of the Registrant’s shares of beneficial interest were outstanding.

Transitional Small Business Disclosure Format (check one) Yes ___ No   X

CHURCH LOANS & INVESTMENTS TRUST

INDEX

CHURCH LOANS & INVESTMENTS TRUST

(A Real Estate Investment Trust)
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets (Unaudited)
December 31, 2000 and March 31, 2000

                                                                   ASSETS
                                                                                   December 31,          March 31,
                                                                                        2000                 2000
                                                                                 -----------------    -----------------
CASH AND CASH EQUIVALENTS                                                               $ 122,743            $ 387,087
RECEIVABLES
      Mortgage loans and church bonds - performing                                     22,913,972           22,141,873
      Interim construction loans - performing                                          13,962,859            8,827,383
      Nonperforming mortgage loans, church bonds and
          interim construction loans                                                    5,595,605            5,967,657
      Less:  Allowance for possible credit losses                                      (1,523,172)          (1,388,172)
                                                                                 -----------------    -----------------
                                                                                       40,949,264           35,548,741
      Accrued interest receivable                                                         417,625              258,593
      Notes receivable                                                                    880,871              599,969
                                                                                 -----------------    -----------------
              Total receivables                                                        42,247,760           36,407,303
PROPERTY AND EQUIPMENT, net                                                               154,521              166,275
REAL ESTATE ACQUIRED THROUGH FORECLOSURE                                                        -              968,349
OTHER ASSETS                                                                               19,816               15,926
                                                                                 -----------------    -----------------
TOTAL ASSETS                                                                         $ 42,544,840         $ 37,944,940
                                                                                 =================    =================

                                                    LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
      Notes payable and line of credit:
          Related party                                                               $ 2,610,339          $ 2,820,128
          Other                                                                        16,324,454           12,043,064
                                                                                 -----------------    -----------------
                                                                                       18,934,793           14,863,192
                                                                                 -----------------    -----------------
      Secured savings certificates                                                              -              726,000
      Accrued interest payable                                                            108,604              108,320
      Dividends payable                                                                 2,170,250                    -
      Other                                                                               743,880              660,250
                                                                                 -----------------    -----------------
              Total liabilities                                                        21,957,527           16,357,762
                                                                                 -----------------    -----------------

SHAREHOLDERS' EQUITY
      Shares of beneficial interest, no par value; authorized
          shares unlimited, 7,007,402 shares issued                                    20,623,866           20,623,866
      Undistributed net income                                                            (20,063)             979,802
      Treasury shares, at cost (6,596 shares)                                             (16,490)             (16,490)
                                                                                 -----------------    -----------------
              Total shareholders' equity                                               20,587,313           21,587,178
                                                                                 -----------------    -----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $ 42,544,840         $ 37,944,940
                                                                                 =================    =================

These condensed financial statements should be read only in connection with the accompanying notes to condensed financial statements.

CHURCH LOANS & INVESTMENTS TRUST

(A Real Estate Investment Trust)

Condensed Statements of Income (Unaudited)
Three-Month and Nine-Month periods ended December 31, 2000 and 1999

                                                      Three-month periods ended               Nine-month periods ended
                                                             December 31,                            December 31,
                                                       2000               1999                 2000               1999
                                                   --------------    ---------------      ---------------    ---------------
INTEREST INCOME AND FEES
      Interest and fees on mortgage
          loans, church bonds, and
          interim construction loans                 $ 1,146,473        $ 1,055,591          $ 3,679,020        $ 3,631,965
      Interest on temporary investments                   37,332             47,896               78,460             78,454
                                                   --------------    ---------------      ---------------    ---------------
              Total interest income and fees           1,183,805          1,103,487            3,757,480          3,710,419
                                                   --------------    ---------------      ---------------    ---------------

DEBT EXPENSE
      Interest                                           403,694            282,809            1,155,187            778,845
      Amortization of commissions paid
          to brokers                                           -              2,620                1,183             10,449
                                                   --------------    ---------------      ---------------    ---------------
              Total debt expense                         403,694            285,429            1,156,370            789,294
                                                   --------------    ---------------      ---------------    ---------------
              Net interest income                        780,111            818,058            2,601,110          2,921,125

PROVISION FOR POSSIBLE
      CREDIT LOSSES                                       45,000             45,000              135,000            135,000
                                                   --------------    ---------------      ---------------    ---------------
              Net interest income less provision
                  for possible credit losses             735,111            773,058            2,466,110          2,786,125

OTHER INCOME                                                 879              2,136              185,813              6,928

OTHER OPERATING EXPENSES
      General and administrative                         160,378            176,271              460,533            496,745
      Board of Trust Managers' fees                       13,350             12,462               40,891             40,353
                                                   --------------    ---------------      ---------------    ---------------
              Total other operating expenses             173,728            188,733              501,424            537,098
              Income before provisions for
                  taxes                                  562,262            586,461            2,150,499          2,255,955

PROVISION FOR TAXES                                            -                  -                    -                  -
                                                   --------------    ---------------      ---------------    ---------------
NET INCOME                                             $ 562,262          $ 586,461          $ 2,150,499        $ 2,255,955
                                                   ==============    ===============      ===============    ===============
WEIGHTED AVERAGE NUMBER
      OF SHARES OUTSTANDING                            7,000,806          7,000,806            7,000,806          7,000,806
NET INCOME PER SHARE                                      $ 0.08             $ 0.08               $ 0.31             $ 0.32
                                                   ==============    ===============      ===============    ===============
DIVIDENDS PER SHARE                                       $ 0.31             $ 0.29               $ 0.45             $ 0.39
                                                   ==============    ===============      ===============    ===============

These condensed financial statements should be read only in connection with the accompanying notes to condensed financial statements.

CHURCH LOANS & INVESTMENTS TRUST

(A Real Estate Investment Trust)
Condensed Statements of Cash Flows (Unaudited)
Nine-Month periods ended December 31, 2000 and 1999

                                                                                                 Nine-month periods
                                                                                                 ended December 31,
                                                                                         ----------------------------------
                                                                                              2000              1999
                                                                                         ---------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                                            $ 2,150,499        $ 2,255,955
      Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation                                                                           11,754             11,754
          Amortization of debt expense                                                            1,183             10,44
          Provision for possible credit losses                                                  135,000            135,000
          Amortization of loan discounts                                                        (26,180)           (64,683)
          Gain on sale of other real estate                                                    (180,662)                 -
          Changes in:
               Accrued interest receivable                                                     (159,032)          (260,805)
               Accrued interest payable                                                             284            (24,049)
               Other liabilities                                                                 83,630             10,479
          Other, net                                                                            (19,104)           (28,124)
                                                                                         ---------------   ----------------
                    Net cash provided by operating activities                                 1,997,372          2,045,976
                                                                                         ---------------   ----------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Investment in mortgage and interim construction loans and church bonds                (23,536,101)       (20,085,274)
      Payments received on mortgage and interim construction loans and church bonds          18,026,758         14,171,000
      Advances of notes receivable                                                             (678,678)          (364,751)
      Payments received on notes receivable                                                     397,776            252,314
      Proceeds from sale of real estate acquired through foreclosure                          1,163,041                  -
      Improvements to real estate acquired through foreclosure                                        -            (44,762)
                                                                                         ---------------   ----------------
                   Net cash used by investing activities                                     (4,627,204)        (6,071,473)
                                                                                         ---------------   ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
      Borrowings on notes payable                                                            26,561,655         23,800,771
      Principal payments on:
          Secured savings certificates                                                         (726,000)        (1,434,376)
          Notes payable                                                                     (22,490,054)       (17,572,582)
      Cash dividends paid                                                                      (980,113)          (700,081)
      Purchase of treasury shares                                                                     -                  -
                                                                                         ---------------   ----------------
                   Net cash provided by financing activities                                  2,365,488          4,093,732
                                                                                         ---------------   ----------------
                   Increase (decrease) in cash and cash equivalents                            (264,344)            68,235
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                387,087            181,068
                                                                                         ---------------   ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $ 122,743          $ 249,303
                                                                                         ===============   ================

Supplemental Disclosure of Cash Flow Information
      Cash paid during the period for interest                                              $ 1,154,903          $ 802,894
                                                                                         ===============   ================

      Real estate acquired through foreclosure                                                      $ -          $ 611,292
                                                                                         ===============   ================

During  December 2000,  the Board of Trust  managers  declared cash dividends of
$2,170,250  ($.31 per share) payable in January 2001.  During December 1999, the
Board of Trust managers  declared cash dividends of $2,030,234  ($.29 per share)
payable in January 2000.

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

NOTE 2 - WEIGHTED AVERAGE INTEREST RATES

Weighted average interest rates and net interest rate margins at December 31, 2000 and 1999 were as follows:

                                                   Mortgage loan and               Total            Net interest
                                                 church bond portfolio         indebtedness          rate margin
                                                 ---------------------          ------------        ------------

              December 31, 2000                         10.68%                     8.50%               2.18%

              December 31, 1999                          9.91%                     7.53%               2.38%

NOTE 3 - CONTRACTUAL MATURITIES

Scheduled principal payments on mortgage loans, church bonds and interim loans and indebtedness (including secured savings certificates and notes payable) outstanding at December 31, 2000, for the five twelve-month periods subsequent to December 31, 2000, follow:

                  Twelve-month period                    Mortgage loans, church bonds
                  ending December 31,                         and interim loans                Indebtedness
                 --------------------                    ----------------------------          ------------

                      2001                                    $    19,783,243                 $    18,934,793
                      2002                                          1,198,928                          -
                      2003                                          1,278,227                          -
                      2004                                          1,312,510                          -
                      2005                                          1,357,051                          -
                                                              ===============                ===============

CHURCH LOANS & INVESTMENTS TRUST

(A Real Estate Investment Trust)
Notes to Condensed Financial Statements (Unaudited)

NOTE 4 - MORTGAGE LOANS, CHURCH BONDS AND INTERIM CONSTRUCTION LOANS

Mortgage loans, church bonds and interim construction loans on which the accrual of interest had been discontinued amounted to $5,595,605 and $2,195,329 at December 31, 2000 and 1999, respectively. If interest on these mortgage loans, church bonds and interim construction loans had been accrued as earned, interest and fees on loans in the accompanying condensed statements of income would have been increased by approximately $456,000 and $184,000 for the nine-month periods ended December 31, 2000 and 1999, respectively. Interest actually recognized in 2000 and 1999 was approximately $360,899 and $50,000, respectively.

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

This information is an integral part of the accompanying condensed financial statements

CHURCH LOANS & INVESTMENTS TRUST

(A Real Estate Investment Trust)

Item 2. Management’s Discussion and Analysis or Plan of Operation

Results of Operations - Three-Month and Nine-Month Periods Ended December 31, 2000 as Compared to the Three-Month and Nine-Month Periods Ended December 31, 1999:

Revenues

The Trust's revenues are derived from interest income earned on loans as well as, to a lesser degree, interest earned on church bonds and short-term investments. Such revenues increased by $47,061 and $80,318 for the nine-month and three-month periods ended December 31, 2000, respectively, as compared to the corresponding periods in 1999. Included in the 2000 nine-month period is the revenue recognized from interest payments received on two large loans for which the interest is recognized on a cash basis, which amounted to approximately $292,000. Included in the 1999 nine-month period is the revenue recognized on a loan which was paid in full and had been accounted for as a nonperforming loan by the Trust and certain interest payments had been credited to principal. Therefore, the pay-off resulted in an additional recognition of interest income of approximately $611,000 for the nine-month period ended December 31, 1999. Additionally, average loan balances and rate of returns increased during the 2000 periods. Loans outstanding were $42,472,436 and $41,095,634 at December 31, 2000 and 1999, respectively. The average rate of return of the mortgage loan and church bond portfolio increased from 9.91% at December 31, 1999 to 10.68% at December 31, 2000.

Interest Expense

The most significant expense item is interest expense which comprised the majority of total operating expense for the three-month and nine-month periods ended December 31, 2000 and 1999. The increase of $376,342 and $120,885 in interest expense during the nine-month and three-month periods ended December 31, 2000, respectively, resulted from an increase in the average total amount of indebtedness as compared to the same periods ended September 30, 1999 and an increase in the weighted average interest rate on all indebtedness from 7.53% at December 31, 1999 to 8.50% at December 31, 2000.

Other Income

Other income was $185,813 for the nine-month period ended December 31, 2000 as compared to $6,928 for the same period ended in 1999. This increase was primarily due to the gain on sale of other real estate of $180,662 for the nine-month period ended December 31, 2000.

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

CHURCH LOANS & INVESTMENTS TRUST

By	/s/ B. R. McMorries ______________________________ B. R. McMorries, Chairman	Dated: February 14, 2001

By	/s/ Kelly Archer ______________________________ Kelly Archer Chief Financial Officer	Dated: February 14, 2001

8