Form 10KSB40
period 2001-03-31
CHURCH LOANS & INVESTMENTS TRUST
filed 2001-06-26
CIK 20199

FORM 10-KSB405

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2001

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File No. 08117

CHURCH LOANS & INVESTMENTS TRUST
(Name of small business issuer in its charter)

Texas	75-6030254
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5305 I-40 West, Amarillo, Texas (Address of principal executive offices)	79106 (Zip Code)

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

Yes    X         No

           Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference of part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [ X ]

           Issuer's revenues for its most recent fiscal year: $4,914,251.

           The aggregate market value of the voting stock held by non-affiliates of the registrant is $19,331,007 as of June 5, 2001.

           The number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2001 is 7,000,806 shares of beneficial interest.

Documents Incorporated by Reference:

           Portions of the Annual Report to Shareholders for the year ended March 31, 2001, are incorporated by reference into Parts II and III.

           Exhibits 3(a) and 3(b) included in Form S-11 under File No. 2-51235 are incorporated by reference into Part III.

TABLE OF CONTENTS

INDEX

FORM 10-KSB ANNUAL REPORT - 2001

CHURCH LOANS & INVESTMENTS TRUST

PART I

Item 1 - DESCRIPTION OF BUSINESS

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

As of March 31, 2001, the Trust has 96 permanent and interim mortgage loans and investments in church bonds having a principal balance of $43,150,219, with the average principal amount thereof being $449,481. The interest rates on these loans vary from 8% to 13% per annum with the weighted average interest rate of mortgage loans and church bonds being 10.28% per annum at March 31, 2001. The original terms of these loans vary from one year to thirty years, with the majority being for a term of twenty years.

During the fiscal year of the Trust ending March 31, 2001, the net income of the Trust was $2,628,232, as compared to $3,059,815 in fiscal 2000, a decrease of 14.10%. The decrease in net income of the Trust was due to several factors, including (a) a decrease in the Trust's net interest income; and (b) a decrease in other income of the Trust. Net interest income of the Trust was lower in fiscal 2001 as compared to fiscal 2000 due to several reasons, including: (a) extraordinary higher interest income in fiscal 2000 due to the pay-off of a loan owing to the Trust that was previously characterized as non-performing resulting in the recognition of additional interest income in fiscal 2000 of approximately $611,000, and (b) an increase in interest expense of the Trust. Other income for the fiscal year ended March 31, 2000 was substantially higher than normal due to gains on the sale of other real estate of $421,367 in fiscal 2000.

The net income of the Trust for each of the quarters during fiscal 2001 was as follows: first quarter-$605,885; second quarter-$982,352; third quarter-$562,262; and fourth quarter- $494,798.

The operational expense of the Trust decreased from $751,117 during fiscal 2000 to $731,524 in fiscal 2001. The operational expense of the Trust included general and administrative expenses and compensation to members of the Board of Trust Managers.

During fiscal 2001, the Trust advanced loan proceeds of $30,618,186 on 39 different loans. Most, if not all, of such loans bear interest at a variable rate varying from 1.5% to 2% per annum in excess of the prime rate of interest published by the Wall Street Journal and known as the "Wall Street Journal Prime."

During fiscal 2001, the Trust employed a total of 5 full time employees and employed, as needed, two additional part-time employees.

The business conditions in which the Trust operates has become more competitive in the past fiscal year as more and more banks are re-entering the business of making loans to churches, especially the more desirable, less risky, church loans. If this trend continues, the rates and fees which the trust can charge may decrease. However, loan demand remains good as evidenced by the number of loan requests received by the Trust and the number of loan commitments outstanding as of March 31, 2001.

Item 2 - DESCRIPTION OF PROPERTY

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

As previously mentioned, the Trust's primary business is the making of mortgage loans to churches and other nonprofit organizations and assisted living centers. The Declaration of Trust restricts the investments of the Trust to loans secured by a first mortgage, deed of trust, or other lien covering real property with the amount of such loans not to exceed 66 2/3% of the value of the real property securing such loan. The Declaration of Trust may not be amended without the affirmative vote of two-thirds (2/3rds) of the Certificates of Beneficial Interest entitled to vote. The Board of Trust Managers' general policy is to limit investment of Trust assets in any one mortgage loan to not more than $2,000,000. However, at the discretion of the Board of Trust Managers, the Trust may make and has made loans in excess of such limit. All such investment in mortgage loans is for the purpose of earning income for the Trust.

Item 3 - LEGAL PROCEEDINGS

None

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

Item 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

There is no established public trading market for the shares of beneficial interest of the Trust. During fiscal 2001 a total of 79,901 shares were sold in the secondary market at prices ranging from $2.80 to $3.00 per share. The last sale during the fiscal year was at $3.00 per share. During fiscal year 2000 a total of 94,649 shares were sold in the secondary market at prices ranging from $2.35 to $2.85 per share.

The range of high and low bid information for shares of beneficial interest of the Trust for each quarter within the last two fiscal years is as follows:

                                          Fiscal 2001                Fiscal 2000
       Quarter                            High   Low                 High   Low
       ---------------                    ----   ----                ----   ----
       April-June                         2.85     2.80              2.50   2.40

       July-September                     2.87     2.80              2.85   2.35

       October-December                   3.00     2.85              2.75   2.50

       January-March                      3.00     2.85              2.85   2.70

The source of the above information is the Trust's own records. The Trust serves as the Transfer Agent for its own shares.

(b) Holders

At March 31, 2001 there were 2,384 shareholders of the Trust.

(c) Dividends

Cash dividends on all outstanding shares of beneficial interest in the Trust are declared twice annually, for the 3 month period ending March 31, and the 9 month period ending December 31. In fiscal 2000 the Trust paid a cash dividend of $.39 per share. In fiscal 2001 the Trust paid a total cash dividend of $.45 per share.

(d) Sales of Unregistered Securities.

None.

Item 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations - 2001 compared to 2000

During the fiscal year ended March 31, 2001, interest income and fees of the Trust increased by $197,451 (4.19%) over the previous fiscal year. Such increase was primarily attributable to several factors, including (a) a slight increase in the average interest yield on the Trust's loan and church bond portfolio; and (b) an increase in performing mortgage loans, church bonds and interim loans.

The average interest rate on loans and church bonds held by the Trust increased from 10.14% as of March 31, 2000 to 10.28% as of March 31, 2001.

There was an increase in the amount of performing interim loans held by the Trust from $8,827,383 as of March 31, 2000 to $11,537,684 as of March 31, 2001 and there was an increase in performing mortgage loans during the recent fiscal year from $22,141,873 as of March 31, 2000 to $25,537,346 as of March 31, 2001. Therefore, the total performing mortgage loans, church bonds and performing interim loans held by the Trust increased from $30,969,256 as of March 31, 2000 to $37,075,030 as of March 31, 2001. This increase is partially the result of an increase in the investment in mortgage and interim loans made by the Trust during fiscal 2001 of $30,618,186 as compared to $26,748,968 during fiscal 2000. This represents an increase of $3,869,218 or 14.46%. The increase in the investment by the Trust in mortgage loans also contributed to an increase of $36,285 in commitment fees earned by the Trust in fiscal 2001 as compared to fiscal 2000. The increase in performing mortgage loans, church bonds and interim loans was also caused by a decrease in the payments received on mortgage and interim construction loans and church bonds from $26,342,866 for the fiscal year ended March 31, 2000 to $24,866,228 during the fiscal year ended March 31, 2001.

The net income of the Trust for fiscal 2001 was $2,628,232 ($.38 per share), a decrease of $431,583 (14.10%) from the previous fiscal year. Such decrease was primarily attributable to various factors, including (a) a decrease in the Trust's net interest income; and (b) a decrease in other income of the Trust. Net interest income decreased from $3,594,736 in fiscal 2000 to $3,344,074 in fiscal 2001, a decrease of $250,662 (7.0%) from fiscal 2000. Other income for the fiscal year ended March 31, 2000 was substantially higher than normal due to gains on the sale of other real estate of $421,367 in fiscal 2000.

The interest income of the Trust for the fiscal year ended March 31, 2000 was significantly influenced by the payment of a loan owing to the Trust that was previously characterized as non-performing. The pay-off of this loan resulted in an additional recognition of interest income of approximately $611,000 in fiscal 2000.

The decrease in the net income of the Trust for fiscal 2001 was also attributable to an increase in the interest expense of the Trust. In fiscal 2001, the average aggregate amount of total debt outstanding was $4,120,873 more than in fiscal 2000. The interest expense of the Trust increased from $1,110,202 for the fiscal year ended March 31, 2000 to $1,568,994 for the fiscal year ended March 31, 2001, an increase of $458,792 or 41.33%. The average month-end balance of the indebtedness owing by the Trust increased from $14,733,497 for the fiscal year ended March 31, 2000 to $18,854,370 for the fiscal year ended March 31, 2001. Such increase was due to an increase in the debt of the Trust resulting from the increase in the Trust's investment in mortgages and interim loans. Such increase was somewhat offset by a decrease in the Trust's cost of funds. The approximate weighted average annual interest rate upon the aggregate outstanding debt decreased from 8.00% at the end of fiscal 2000 to 7.00% at the end of fiscal 2001.

Income from the realization of loan discounts from loan purchases also decreased from $125,022 for the year ended March 31, 2000 to $42,033 for the year ended March 31, 2001, a decrease of $82,989.

General and administrative expenses of the Trust slightly decreased from $695,719 for the fiscal year ended March 31, 2000 to $676,149 for the fiscal year ended March 31, 2001, a decrease of $19,570 or 2.81%.

Dividends related to fiscal 2001 were $2,870,331 or $.41 per share. Dividends are based on taxable income which varies from net income reported in the financial statements because of temporary differences (differences between the tax basis of an asset or liability and its reported amount in the financial statements that will result in taxable or deductible amounts in future years). Future dividends may be more or less than the net income reported in the financial statements because of variances in these temporary differences.

During fiscal 2001, the prime interest rate decreased from 9.00% to 8.00%. Should the prime interest rate decrease during fiscal 2002, the interest expense of the Trust will generally decrease and the net income of the Trust will, in turn, generally increase. Should the prime interest rate increase during fiscal 2002, the interest expense of the Trust will generally increase and the net income of the Trust will, in turn, generally decrease.

Payments received on the interim and permanent loan portfolio and the church bonds held by the Trust decreased from $26,342,866 during fiscal 2000 to $24,866,228 during fiscal 2001, a decrease of 5.61%. This decrease was primarily attributable to the decrease in interim loans made by the Trust during the year ended March 31, 2000. If the Trust had made additional loans, especially interim loans during the year ended March 31, 2000, then the normal maturity of those loans would have resulted in additional payments on such loans being received in the fiscal year ended March 31, 2001.

During fiscal 2001 the Trust sold properties which it had previously received through foreclosure. Gain on the sale of these properties was $180,662 for fiscal 2001 as compared to gain of the sales of foreclosed properties in fiscal 2000 of $421,367.

Liquidity and Capital Resources

The Trust is engaged primarily in the business of making permanent and interim loans to churches and other non-profit organizations, and to other borrowers, including businesses engaged in the building and operation of assisted living centers. At March 31, 2001, the Trust had six loans to two different borrowers which are secured by assisted living centers which totaled approximately $13,105,000. Three of these loans were to affiliated borrowers totaling approximately $4,268,875 and with the remaining three loans to another borrower totaling $8,836,125.

The assets of the Trust primarily consist of its loan portfolio, real estate acquired through foreclosure and its office building and facilities. The operational expense of the Trust is comprised of the maintenance of its office building, the payment of the salaries of its management and support staff, office expenses, fees paid to the Board of Trust Managers, and the payment for legal and accounting services. Substantially all of the Trust assets are invested in the permanent and interim loans made by the Trust. The only potential liquidity problems of the Trust are related to the timely and proper repayment by the Trust of the leveraged funds it has borrowed to make loans in excess of its capital and the ability to fund loan commitments which totaled $4,803,990 at March 31, 2001. All of the indebtedness of the Trust is generally classified as short term having maturities ranging from "on demand" to maturities repayable over various periods extending through fiscal 2002.

All of the debt obligations of the Trust outstanding as of March 31, 2001 in the amount of $20,675,801 shall mature in fiscal 2002. These debt obligations primarily consist of the Trust's bank line of credit and Master Note Agreements. Although the Trust's bank line of credit matures in fiscal 2002, it is anticipated that the line of credit will be renewed annually. In the event that the bank elects not to renew the line of credit, the Trust may under the terms of the loan agreement retire the line of credit over a period of time, not to exceed five years, equal to the weighted average remaining term of all real estate lien notes of the Trust which are pledged to secure the bank line of credit.

Previously, the Trust issued Secured Savings Certificates ('Certificates'). However, all of the Certificates outstanding as of March 31, 2000 in the amount of $726,000 were paid as and when matured during the 2001 fiscal year.

At March 31, 2001 loans to the Trust under Master Note Agreements, which are in effect demand notes, total $13,015,801. In the past, the Trust has utilized its bank line of credit, principal paid to the Trust upon its outstanding loan portfolio, and the proceeds received from the sale of Certificates in order to meet its maturing obligations.

At March 31, 2001, the balance which could be borrowed by the Trust upon its bank line of credit was $ 7,340,000. The principal payments scheduled to be received by the Trust upon its loan portfolio for the years ending March 31, 2002 and 2003 are $16,814,534 and $1,266,320, respectively. Assuming all of these scheduled principal payments are received, these payments, together with the balance available to Church Loans on its bank line of credit, would allow Church Loans to have sufficient funds to meet its maturing obligations and fund loan commitments without the necessity for Church Loans having to sell any additional Certificates or borrow funds from other sources.

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

Should all the scheduled principal payments upon loans made by the Trust not be received, and should the Trust be unable to borrow against its line of credit, and should borrowings from other sources not be available, it would be necessary for the Trust to sell a portion of its mortgage loan portfolio in order for it to meet all of its financial obligations. At March 31, 2001, the principal balance of the loan and church bond portfolio of the Trust was $42,730,905. The weighted average interest rate on loans and church bonds was 10.28% per annum. In view of the normal marketability of conventional loans, the Trust would probably be required to discount the great majority of these loans in order for them to be attractive for purchase. The principal amount of these loans if discounted to yield a weighted average interest rate of 12%, 14% and 16% would be $36,606,142, $31,376,693, and $27,454,606, respectively. There is no assurance that the Trust would be able to sell all, or a portion of, its portfolio of loans, in which event, it would be necessary for the Trust to secure a loan, or loans, from a lender in order for the Trust to meet its financial obligations. There is no assurance that the Trust would be able to secure a loan in such instance. The Trust has sold only one of the loans in its mortgage loan portfolio and, therefore, has limited experience in this area.

Principal payments scheduled to be received by the Trust upon its permanent loan portfolio during the years ending March 31, 2002 and 2003, if not used to fund new loan commitments, would be used to reduce the outstanding indebtedness of the Trust. Should the Trust use the payments of principal which shall be received upon its loan portfolio to reduce its outstanding indebtedness, the interest expense of the Trust will decrease. In such instance, whether the decrease in the interest income will exceed, or be less than, the decrease in the interest expense will largely be dependent upon the prime rate of interest prevailing at such time due to the fact that the interest to be earned by the Trust upon its mortgage loan portfolio is generally based upon a fixed rate of interest or a variable rate of interest that periodically reprices, while the interest to be paid by the Trust upon its outstanding debts is directly, or indirectly, tied to the prime rate of interest charged by major domestic banks.

As of March 31, 2001, a substantial portion of the promissory notes evidencing the loans made by the Trust have been pledged to secure the Trust's bank line of credit. Promissory notes totaling $14,737,863 were pledged against the bank line of credit which had a total outstanding balance of $7,660,000. The required collateral for this bank loan was $8,426,000, leaving an excess of promissory notes which have been pledged to secure said bank notes of $6,311,863. These excess promissory notes may be reassigned by the bank to the Trust to be sold in order for the Trust to meet its financial obligations. Should it be necessary, in order for the Trust to meet its financial obligations, these excess notes amounting to $6,311,863 and other additional promissory notes in the approximate amount of $27,674,742 (for a total amount of $33,986,605) would be available to be sold by the Trust to meet its financial obligations. Should the excess promissory notes be assigned by the bank to the Trust as heretofore described, the bank line of credit would continue to be secured by the required ratio of notes pledged to the principal balance of the bank line of credit. There is no assurance that the Trust would be able to sell all, or any portion of, these notes.

Cash flows from operating activities consists primarily of net income. The primary components of net income are interest income and expense. Interest income should continue to be the main source of cash provided by operating activities; however, the availability of this cash flow is dependent upon the ability of the borrowers to repay loans. In fact, there was a decrease in the amount of non-performing loans as of March 31, 2001 compared to March 31, 2000. Accordingly, cash provided by operating activities has been and is expected to be a relatively stable source of cash flow.

Cash flows from investing activities results primarily from investment in and payments received on mortgage and interim construction loans and church bonds.

Cash flows from financing activities relate primarily to the borrowings and payments on notes payable and the line of credit. Borrowings are made as funds are needed to make loans or as current obligations become due. Based upon the success of the Trust to obtain borrowings in the past, the Trust is confident that it will be able to obtain borrowings in the future in sufficient amounts, along with payments to be received on loans, to timely meet its obligations. Furthermore, the Trust is confident that if it decides to register additional

Certificates in the future, it would have similar success in selling the Certificates as it has had in the past.

Inflation

At March 31, 2001, the weighted average interest rate on the mortgage loan and church bond portfolio of the Trust was 10.28% per annum while the weighted average interest rate upon all borrowings of the Trust was 7.00% per annum. Although a majority of the loans constituting the loan portfolio of the Trust have been made at variable rates of interest that generally reprice either daily, annually, or otherwise periodically, a portion of the loans constituting the Trust's loan portfolio have been made at fixed rates of interest and therefore are not subject to being increased or decreased during the term of the loan. All of the indebtedness of the Trust is either directly or indirectly tied to the prime rate of interest charged by major banking institutions and, therefore, is subject to fluctuation. During periods of inflation, the prime rate of interest charged by major banking institutions, as well as the interest rate or cost of borrowing money from any lender, generally increases. Consequently, during an inflationary period the interest expense of the Trust would increase. Since the interest income of the Trust would not increase as rapidly, an increase in the interest expense of the Trust would decrease the net income of the Trust. However, interest income should subsequently increase as variable rate loans reprice. Should the amount of the loans and the amount of the indebtedness of the Trust remain constant, and should the weighted average interest rate upon the indebtedness increase to approximately 21.25% per annum, the interest income and the interest expense of the Trust would be substantially equal.

New Accounting Standards

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which addresses the accounting for derivative transactions and hedging activities. Subsequently, FASB issued statement No. 137 which effectively delayed adoption of No. 133 by one year. The Trust will adopt the new standard beginning with its 2002 fiscal year, when adoption is first required. Management has evaluated the reporting requirements under this new standard and believes it will not have a material impact on the Trust's financial results.

Item 7: FINANCIAL STATEMENTS

Financial Statements at March 31, 2001, and 2000 and for each of the years in the two-year period ended March 31, 2001, are incorporated by reference from Pages 17 through 33 of the 2001 Annual Report to Shareholders.

The report of independent auditors with respect to the financial statements at March 31, 2001, and 2000 and for each of the years in the two-year period ended March 31, 2001 is incorporated by reference from Page 16 of the 2001 Annual Report to Shareholders.

Item 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

Item 9: DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a) Board of Trust Managers. The following information is furnished as to each individual who now serves as a member of the Board of Trust Managers of the Trust:

B. R. McMorries, age 74, is a consulting engineer. He has served as a Trust Manager since 1963. He serves as Chairman of the Board of Trust Managers.

Larry Brown, age 58, is the President of Larry Brown Realtors, Inc. and is a licensed realtor. He has served as a Trust Manager since 1981. He serves as Vice-Chairman of the Board of Trust Managers.

Alfred J. Smith, age 66, is in the independent oil and gas production business. Mr. Smith has served as a Trust Manager since 1999. He serves as Secretary of the Board of Trust Managers.

Jack R. Vincent, age 71, is engaged in farming and ranching operations. He has served as a Trust Manager since 1989.

Steve Rogers, age 53, is the President of Steve Rogers Co., a real estate appraisal firm. He has served as a Trust Manager since 1990.

Mike Bahn, age 57, is the President of Amarillo Blueprint Co., an office equipment and supply and reproduction services business. He has served as a Trust Manager since 1997.

Terry Hays, age 50, is the Information Systems Manager for the law firm of Perdue, Brandon, Fielder, Collins and Mott. Mr. Hays has served as a Trust Manager since 1998.

(b) Executive Officers. The following information is furnished as to each individual who now serves as an executive officer of the Trust who is not mentioned under "Board of Trust Managers" above:

M. Kelly Archer, age 49, serves as President, Manager of Operations and Chief Financial Officer of the Trust. As such, Mr. Archer functions as the Executive Officer of the Trust. Mr. Archer has served in this capacity for 19 years.

Robert E. Martin, age 51, serves as the Senior Vice-President-Lending for the Trust. Mr. Martin has served in such capacity since 1999. Prior to serving in such capacity, Mr. Martin served as the President/CEO of Santa Fe Federal Credit Union. Mr. Martin also served as a member of the Board of Trust Managers of the Trust prior to becoming an employee of the Trust.

Robert E. Fowler, age 48, serves as the Senior Vice-President-Accounting and Information Systems for the Trust. Mr. Fowler has served in such capacity for 19 years.

(c) Compliance with Section 16(a) of the Securities Exchange Act of 1934. Based upon information provided to the Trust by individual Trust Managers and Executive Officers, the Trust believes that during the preceding fiscal year the Trust Managers and Executive Officers have complied with all such applicable filing requirements.

Item 10: EXECUTIVE COMPENSATION

(a) Executive Officers:

The following table sets forth certain information regarding compensation paid during each of the Trust's last three fiscal years to the Trust's Manager of Operations (CEO). The Trust has no other executive officers whose salary, bonuses and other compensation earned during fiscal 2001 exceeded $100,000 for services rendered in all capacities.

                                                     Annual Compensation
                                          --------------------------------------------
                                Fiscal                                    Other Annual
Name and Principal Position      Year      Salary          Bonus          Compensation
---------------------------     ------    --------       ---------        ------------
  CEO-M. Kelly Archer            2001     $108,510               0           $14,490
         Manager of Operations   2000      109,667               0            7,653
                                 1999      102,997               0            6,613

(b) Trust Managers' Compensation:

The Board of Trust Managers of the Trust were paid $53,400 in cash as a group during the last fiscal year for services as Trust Managers. The Chairman of the Board of Trust Managers, B. R. McMorries, is paid $500 per month for serving in such capacity. The remaining members of the Board of Trust Managers are paid $300 per month for serving as a member of the board. All Trust Managers are paid an additional $100 per board or committee meeting attended. In addition, a Trust Manager receives $400 per day for their services when out of town on trust business.

The members of the Board of Trust Managers of the Trust are not otherwise employed or compensated by the Trust.

Item 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) The following table indicates the persons known by the Trust to own beneficially more than 5 percent of the shares of beneficial interest in the Trust:

     Name and Address of                Amount of and Nature         Percent
     Beneficial Owner                  of Beneficial Ownership      of Class
     ----------------------------      -----------------------      --------
     Kim E. McMorries                      384,681 shares            5.495%
     48 Waterford Court
     Nacogdoches, TX 75961-8720

(b) The following table indicates the number of shares of beneficial ownership interest in the Trust owned by the Board of Trust Managers and Executive Officers, individually and as a group:

         Name and Address of            Amount of and Nature          Percent
          Beneficial Owner             of Beneficial Ownership       of Class
     ----------------------------      -----------------------       --------

           B. R. McMorries                     269,006                3.843%

             Larry Brown                        50,989                0.738%

           Jack R. Vincent                       9,576                0.137%

            Steve Rogers                         1,300                0.019%

              Mike Bahn                          1,650                0.024%

             Terry Hays                          2,566                0.037%

           Alfred J. Smith                      24,925                0.356%

           M. Kelly Archer                     125,368                1.791%

          Robert E. Fowler                      68,345                0.976%

          Robert E. Martin                       3,412                0.049%

       All Trust Managers and                  557,137                7.958%
         Executive Officers
             as a Group

     * The nature of beneficial  ownership of such shares is either  directly by such named  person,  indirectly  through  such  person's  spouse or through
     Individual Retirement Accounts directed by such person or their spouse.

Item 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Trust issues a limited number of "Master Notes" which are unsecured debt instruments of the Trust. The Trust pays the obligee of such notes interest at the rate of one percent per annum (1%) less than the prime lending rate of Amarillo National Bank, the Trust's primary lender. As of March 31, 2001, the Trust had entered into Master Note Agreements with B. R. McMorries, Chairman of the Board of Trust Managers, and related persons, in the amount of $1,366,362; with Larry Brown, Secretary of the Board of Trust Managers, and related persons, in the amount of $213,000; and First State Bank, Happy, Texas, of which Jack R. Vincent, member of the Board of Trust Managers, owns, either directly or indirectly, 10% or more of the outstanding stock, in the amount of $750,000. The terms of such Master Notes are the same as Master Notes entered into with other unrelated persons, except as to the amounts thereof.

Item 13: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The Exhibits listed on the accompanying Index to Exhibits are filed as a part of this Annual Report.

(b) Reports on Form 8-K

None

CHURCH LOANS & INVESTMENTS TRUST

INDEX TO EXHIBITS

Item 13(a)

(2)	None

(3)	Declaration of Trust of Church Loans & Investments Trust, as amended, has been previously filed under File No. 2-51235 and is incorporated herein by reference.

Bylaws of Church Loans & Investments Trust, as amended, has been previously filed under File No. 2-51235 and is incorporated herein by reference.

(4)	None other than those listed in (3) above.

(9)	None

(10)	None

(11)	Statement regarding computation of per share earnings -omitted since information necessary to make the computation is included in the Financial Statements and Note 4 thereto.

(13)	Pages 16 through 33 of the 2001 Annual Report to Shareholders

(16)	None

(18)	None

(21)	None

(22)	None

(23)	None

(24)	None

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHURCH LOANS & INVESTMENTS TRUST

By	/s/ B. R. McMorries ______________________________ B. R. McMorries Chairman of the Board of Trust Managers	Dated: June 20, 2001

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ B. R. McMorries ______________________________ B. R. McMorries	Chairman of the Board of Trust Managers	June 20, 2001

/s/ Larry Brown ______________________________ Larry Brown	Vice-Chairman of the Board of Trust Managers	June 20, 2001

/s/ Alfred J. Smith ______________________________ Alfred J. Smith	Secretary of the Board of Trust Managers	June 20, 2001

/s/ M. Kelly Archer ______________________________ M. Kelly Archer	President, Principal Financial and Accounting Officer	June 20, 2001

/s/ Jack R. Vincent ______________________________ Jack R. Vincent	Trust Manager	June 20, 2001

/s/ Steve Rogers ______________________________ Steve Rogers	Trust Manager	June 20, 2001

/s/ Mike Bahn ______________________________ Mike Bahn	Trust Manager	June 20, 2001

/s/ Terry Hays ______________________________ Terry Hays	Trust Manager	June 20, 2001