Form 10QSB
period 2001-06-30
CHURCH LOANS & INVESTMENTS TRUST
filed 2001-08-14
CIK 20199

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2001

OR

[  ] TRANSITION REPORT UNDER SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

Commission File No. 0-8117

CHURCH LOANS & INVESTMENTS TRUST

State of Organization - Texas

Internal Revenue Service — Employer Identification No. 75-6030254

5305 I-40 West

Amarillo, Texas 79106

Registrant’s telephone number: 806-358-3666

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No ___

As of June 30, 2001, 7,000,806 shares of the Registrant’s shares of beneficial interest were outstanding.

Transitional Small Business Disclosure Format (check one) Yes ___ No   X

CHURCH LOANS & INVESTMENTS TRUST

INDEX

CHURCH LOANS & INVESTMENTS TRUST

(A Real Estate Investment Trust)
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets (Unaudited)
June 30, 2001 and March 31, 2001

                                                                ASSETS
                                                                                  June 30, 2001     March 31, 2001
                                                                                  --------------    ---------------
CASH AND CASH EQUIVALENTS                                                        $        54,204   $        113,142

RECEIVABLES
    Mortgage loans and church bonds - performing                                      26,582,813         25,537,346
    Interim construction loans - performing                                           10,100,493         11,537,684
    Nonperforming mortgage loans, church bonds and
      interim construction loans                                                       4,276,828          5,655,875
    Less: Allowance for possible credit losses                                        (1,613,172)        (1,568,172)
                                                                                  --------------    ---------------
                                                                                      39,346,962         41,162,733
    Accrued interest receivable                                                          448,737            433,076
    Notes receivable                                                                     816,455            752,647
                                                                                  --------------    ---------------
                  Total receivables                                                   40,612,154         42,348,456
                                                                                  --------------    ---------------
PROPERTY AND EQUIPMENT, net                                                              146,684            150,603

OTHER ASSETS                                                                              13,339              7,417
                                                                                  --------------    ---------------
TOTAL ASSETS                                                                      $   40,826,381    $    42,619,618
                                                                                  ==============    ===============

                                                    LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
    Notes payable and line of credit:
      Related party                                                              $     3,036,296   $      2,813,584
      Other                                                                           15,594,109         17,862,217
                                                                                  --------------    ---------------
                                                                                      18,630,405         20,675,801
    Accrued interest payable                                                              92,754            146,798
    Other                                                                                715,880            731,972
                                                                                  --------------    ---------------
                  Total liabilities                                                   19,439,039         21,554,571
                                                                                  --------------    ---------------
SHAREHOLDERS' EQUITY
    Shares of beneficial interest, no par value; authorized
      shares unlimited, 7,007,402 shares issued                                       20,623,866         20,623,866
    Undistributed net income                                                             779,966            457,671
    Treasury shares, at cost (6,596 shares)                                              (16,490)           (16,490)
                                                                                  --------------    ---------------
                  Total shareholders' equity                                          21,387,342         21,065,047
                                                                                  --------------    ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $    40,826,381   $     42,619,618
                                                                                  ==============    ===============

These condensed financial statements should be read only in connection with the accompanying notes to condensed financial statements.

CHURCH LOANS & INVESTMENTS TRUST

(A Real Estate Investment Trust)

Condensed Statements of Income (Unaudited)
Three-month periods ended June 30, 2001 and 2000

                                                                                Three-month periods ended June 30,
                                                                                        2001               2000
                                                                                        ----               ----
INTEREST INCOME AND FEES
     Interest and fees on mortgage loans, church bonds
       and interim construction loans                                                 $ 1,550,000       $ 1,029,399
     Interest on temporary investments                                                     19,203            15,926
                                                                                      -----------       -----------
                  Total interest income and fees                                        1,569,203         1,045,325
                                                                                      -----------       -----------
DEBT EXPENSE
     Interest                                                                             314,590           327,590
     Amortization of commissions paid to brokers                                                -             1,183
                                                                                      -----------       -----------
                  Total debt expense                                                      314,590           328,773
                                                                                      -----------       -----------
                  Net interest income                                                   1,254,613           716,552
PROVISION FOR POSSIBLE CREDIT LOSSES                                                       45,000            45,000
                                                                                      -----------       -----------
                  Net interest income less provision for
                    possible credit losses                                              1,209,613           671,552
                                                                                      -----------       -----------
OTHER INCOME                                                                                8,071            103,280
OTHER OPERATING EXPENSES
     General and administrative                                                           181,136           154,460
     Board of Trust Managers' fees                                                         13,692            14,487
                                                                                      -----------       -----------
                  Total other operating expenses                                          194,828           168,947
                                                                                      -----------       -----------
                  Income before provision for income taxes                              1,022,856           605,885
PROVISION FOR INCOME TAXES                                                                    481                -
                                                                                      -----------       -----------
NET INCOME                                                                            $ 1,022,375       $   605,885
                                                                                      ===========       ===========
WEIGHTED AVERAGE NUMBER
     OF SHARES OUTSTANDING                                                              7,000,806         7,000,806
                                                                                      ===========       ===========
NET INCOME PER SHARE                                                                      $.15            $.09
                                                                                          ====            ====
DIVIDENDS PER SHARE                                                                       $.10            $.14
                                                                                          ====            ====

These condensed financial statements should be read only in connection with the accompanying notes to condensed financial statements.

CHURCH LOANS & INVESTMENTS TRUST

(A Real Estate Investment Trust)
Condensed Statements of Cash Flows (Unaudited)
Three-month periods ended June 30, 2001 and 2000

                                                                                Three-month periods ended June 30,
                                                                                          2001             2000
                                                                                          ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                       $ 1,022,375       $   605,885
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation                                                                       3,919             3,918
         Amortization of debt expense                                                          -              1,183
         Amortization of loan discounts                                                  (238,238)           (8,707)
         Provision for possible credit losses                                              45,000            45,000
         Gain on sale of other real estate                                                     -           (101,144)
         Changes in:
           Accrued interest receivable                                                    (15,661)          (23,256)
           Accrued interest payable                                                       (54,044)          (37,369)
           Other liabilities                                                              (16,092)           85,533
           Other, net                                                                      (5,922)          (23,820)
                                                                                      -----------       -----------
                  Net cash provided by operating activities                               741,337           547,223
                                                                                      -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in mortgage and interim construction
       loans and church bonds                                                          (3,666,286)       (7,911,170)
     Payments received on mortgage and interim
       construction loans and church bonds                                              5,675,295         6,183,686
     Investments in notes receivable                                                     (205,200)         (410,242)
     Payments received on notes receivable                                                141,392           109,664
     Proceeds from sale of other real estate                                                   -            415,137
                                                                                      -----------       -----------
                  Net cash provided (used) by investing activities                      1,945,201        (1,612,925)
                                                                                      -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Bank overdraft                                                                            -            772,003
     Borrowings on notes payable                                                        3,983,761         9,620,318
     Principal payments on:
       Secured savings certificates                                                            -           (700,000)
       Notes payable                                                                   (6,029,157)       (8,033,593)
     Cash dividends                                                                      (700,080)         (980,113)
                                                                                      -----------       -----------
                  Net cash provided (used) by financing activities                     (2,745,476)          678,615
                                                                                      -----------       -----------
                  Decrease in cash and cash equivalents                                   (58,938)         (387,087)
CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                                                  113,142           387,087
                                                                                      -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $    54,204       $        -
                                                                                      ===========       ===========
Supplemental disclosure of cash flow information
     Cash paid during the period for interest                                         $   368,634       $   364,959
                                                                                      ===========       ===========

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

NOTE 2 - Weighted Average Interest Rates

Weighted average interest rates and net interest rate margins at June 30, 2001 and 2000, were as follows:

                                              Mortgage loan and                Total           Net interest
                                            church bond portfolio          indebtedness         rate margin
                                            ---------------------          ------------         -----------
         June 30, 2001                             10.23%                    5.75%                4.48%
         June 30, 2000                             10.59%                    8.50%                2.09%

NOTE 3 - Contractual Maturities

Scheduled principal payments on mortgage loans, church bonds and interim loans and indebtedness (including notes payable) outstanding at June 30, 2001, for the five twelve-month periods subsequent to June 30, 2001, follow:

                  Twelve-month period                    Mortgage loans, church bonds
                    ending June 30,                           and interim loans                Indebtedness
                    ---------------                           -----------------                ------------

                      2002                                    $    14,916,502                $    18,630,405
                      2003                                          1,247,876                             -
                      2004                                          1,316,835                             -
                      2005                                          1,351,936                             -
                      2006                                          1,423,156                             -
                                                              -----------------                ------------

CHURCH LOANS & INVESTMENTS TRUST

(A Real Estate Investment Trust)
Notes to Condensed Financial Statements (Unaudited)

NOTE 4 - Mortgage Loans, Church Bonds and Interim Construction Loans

Mortgage loans, church bonds and interim construction loans on which the accrual of interest had been discontinued amounted to $4,276,828 and $5,794,158 at June 30, 2001 and 2000, respectively. If interest on these mortgage loans, church bonds and interim construction loans had been accrued as earned, interest and fees on loans in the accompanying condensed statements of income would have been increased by approximately $114,000 and $156,000 for the three-month periods ended June 30, 2001 and 2000, respectively. Interest income actually recognized during 2001 and 2000 was approximately $462,000 and $18,000, respectively. Interest income recognized during 2001 includes approximately $408,000 of interest collected on the pay-off of two nonaccrual loans.

This information is an integral part of the accompanying condensed financial statements

CHURCH LOANS & INVESTMENTS TRUST

(A Real Estate Investment Trust)

Item 2. Management's Discussion and Analysis or Plan of Operation

Results of Operations - Three-Month Period Ended June 30, 2001 as Compared to the Three-Month Period Ended June 30, 2000:

Revenues

The Trust's revenues are derived from interest income earned on loans as well as, to a lesser degree, interest earned on church bonds and short-term investments. The increase in the Trust's revenues of $523,878 for the three-month period ended June 30, 2001, as compared to the corresponding period in 2000 is primarily due to the Trust receiving full payment on two loans. The Trust received $1,730,776 in full and final payment of a loan owing to the Trust from The Arbor of Natchitoches of Natchitoches, Louisiana. Such amount paid in full the principal and interest owing to the Trust by such Borrower on May 11, 2001. The loan had been accounted for as a nonperforming loan by the Trust and certain interest payments had been credited to principal. Therefore, the pay-off resulted in additional recognition of interest income of approximately $146,000 during May 2001. In addition, the Trust received $490,000 in full and final payment of a loan owing to the Trust from the Evangel Temple Assembly of God of Piedmont, South Carolina. Such amount paid in full the principal and interest owing to the Trust by such Borrower on May 18, 2001. The loan had been accounted for as a nonperforming loan by the Trust and certain interest payments had been credited to principal. Therefore, the pay-off resulted in additional recognition of interest income of approximately $262,000 during May 2001. At June 30, 2001 and 2000, performing loans and church bonds were approximately $36,683,000 and $32,879,000, respectively, and the average rate of return was 10.23% at June 30, 2001 and 10.59% at June 30, 2000.

Interest Expense

The most significant expense item is interest expense which comprised the majority of total operating expense for each of the three-month periods ended June 30, 2001 and 2000. The decrease of $13,000 in interest expense resulted primarily from a decrease in the weighted average interest rate on all indebtedness from 8.50% at June 30, 2000 to 5.75% at June 30, 2001.

Other Income

Other income was $8,071 for the three months ended June 30, 2001 and was less than the $103,280 for the same period in 2000, primarily due to the gain on sale of other real estate of $101,144 in 2000.

Other Operating Expenses

Other operating expenses were $194,828 for the three months ended June 30, 2001, which was an increase of approximately $26,000 over the quarter ended June 30, 2000. The increase is primarily attributed to an increase in travel expense of approximately $9,000 and an increase in legal fees of approximately $7,000.

CHURCH LOANS & INVESTMENTS TRUST

(A Real Estate Investment Trust)

Item 2. Management's Discussion and Analysis or Plan of Operation (Continued)

Results of Operations - Three-Month Period Ended June 30, 2001 as Compared to the Three-Month Period Ended June 30, 2000:

New Accounting Standard

On April 1, 2001, the Trust adopted Financial Accounting Standards Board No. 133, Accounting for Derivative Instruments and Hedging Activities. The adoption of the new standard did not have a material impact on the Trust's financial statements.

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

CHURCH LOANS & INVESTMENTS TRUST

By	/s/ B. R. McMorries ______________________________ B. R. McMorries, Chairman	Dated: August 14, 2001

By	/s/ Kelly Archer ______________________________ Kelly Archer Chief Financial Officer	Dated: August 14, 2001

9