Form 10QSB
period 2001-09-30
CHURCH LOANS & INVESTMENTS TRUST
filed 2001-11-15
CIK 20199

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2001

OR

[  ] TRANSITION REPORT UNDER SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

Commission File No. 0-8117

CHURCH LOANS & INVESTMENTS TRUST

State of Organization - Texas

Internal Revenue Service — Employer Identification No. 75-6030254

5305 I-40 West

Amarillo, Texas 79106

Registrant’s telephone number: 806-358-3666

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No ___

As of September 30, 2001, 7,000,806 shares of the Registrant’s shares of beneficial interest were outstanding.

Transitional Small Business Disclosure Format (check one) Yes ___ No   X

CHURCH LOANS & INVESTMENTS TRUST

INDEX

CHURCH LOANS & INVESTMENTS TRUST

(A Real Estate Investment Trust)
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets (Unaudited)
September 30, 2001 and March 31, 2001

                                                      ASSETS
                                                                            September 30, 2001      March 31, 2001
                                                                            ------------------      ---------------
CASH AND CASH EQUIVALENTS                                                    $         83,846      $        113,142
RECEIVABLES
    Mortgage loans and church bonds - performing                                   29,080,622            25,537,346
    Interim construction loans - performing                                         9,645,571            11,537,684
    Nonperforming mortgage loans, church bonds and
      interim construction loans                                                    1,569,332             5,655,875
    Less: Allowance for possible credit losses                                     (1,658,172)           (1,568,172)
                                                                            ------------------      ---------------
                                                                                   38,637,353            41,162,733
    Accrued interest receivable                                                       552,476               433,076
    Notes receivable                                                                  831,488               752,647
                                                                            ------------------      ---------------
                  Total receivables                                                40,021,317            42,348,456
PROPERTY AND EQUIPMENT, net                                                           142,767               150,603
OTHER REAL ESTATE OWNED                                                             1,085,268                   -
OTHER ASSETS                                                                           13,211                 7,417
                                                                            ------------------      ---------------
TOTAL ASSETS                                                                 $     41,346,409     $      42,619,618
                                          LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
    Notes payable and line of credit:
      Related party                                                          $      3,591,135      $      2,813,584
      Other                                                                        14,625,156            17,862,217
                                                                            ------------------      ---------------
                                                                                   18,216,291            20,675,801
    Accrued interest payable                                                           69,752               146,798
    Other                                                                             831,738               731,972
                                                                            ------------------      ---------------
                  Total liabilities                                                19,117,781            21,554,571
                                                                            ------------------      ---------------
SHAREHOLDERS' EQUITY
    Shares of beneficial interest, no par value; authorized
      shares unlimited, 7,007,402 shares issued                                    20,623,866            20,623,866
    Undistributed net income                                                        1,621,252               457,671
    Treasury shares, at cost (6,596 shares)                                           (16,490)              (16,490)
                                                                            ------------------      ---------------
                  Total shareholders' equity                                       22,228,628            21,065,047
                                                                            ------------------      ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $     41,346,409      $     42,619,618
                                                                            ==================      ===============

These condensed financial statements should be read only in connection with the accompanying notes to condensed financial statements.

CHURCH LOANS & INVESTMENTS TRUST

(A Real Estate Investment Trust)

Condensed Statements of Income (Unaudited)
Three-month and six-month periods ended
September 30, 2001 and 2000

                                                    Three-month periods ended           Six-month periods ended
                                                          September 30,                      September 30,
                                                      2001             2000             2001              2000
                                                      ----             ----             ----              ----
INTEREST INCOME AND FEES
    Interest and fees on mortgage
      loans, church bonds, and
      interim construction loans                  $   1,309,103   $     1,503,148   $    2,859,103   $     2,532,547
    Interest on temporary
       investments                                       34,856            25,202           54,059            41,128
                                                  -------------   ---------------   --------------   ---------------
          Total interest income and fees              1,343,959         1,528,350        2,913,162         2,573,675
                                                  -------------   ---------------   --------------   ---------------
DEBT EXPENSE
    Interest                                            280,002           423,903          594,592           751,493
    Amortization of commissions
       paid to brokers                                      -                 -                -               1,183
                                                  -------------   ---------------   --------------   ---------------
          Total debt expense                            280,002           423,903          594,592           752,676
                                                  -------------   ---------------   --------------   ---------------
          Net interest income                         1,063,957         1,104,447        2,318,570         1,820,999
PROVISION FOR POSSIBLE
    CREDIT  LOSSES                                       45,000            45,000           90,000            90,000
                                                  -------------   ---------------   --------------   ---------------
          Net interest income
            less provision for
            possible credit losses                    1,018,957         1,059,447        2,228,570         1,730,999
OTHER INCOME                                              8,071            81,654           16,142           184,934
OTHER OPERATING EXPENSES
    General and administrative                          173,079           145,695          354,215           300,155
    Board of Trust Managers' fees                        12,663            13,054           26,355            27,541
                                                  -------------   ---------------   --------------   ---------------
          Total other operating expenses                185,742           158,749          380,570           327,696
                                                  -------------   ---------------   --------------   ---------------
          Income before provision
              for taxes                                 841,286           982,352        1,864,142         1,588,237
PROVISION FOR INCOME TAXES                                  -                 -                481               -
                                                  -------------   ---------------   --------------   ---------------
NET INCOME                                        $     841,286   $       982,352   $    1,863,661   $     1,588,237
                                                  =============   ===============   ==============   ===============
WEIGHTED AVERAGE NUMBER
    OF SHARES OUTSTANDING                             7,000,806         7,000,806        7,000,806         7,000,806
                                                  =============   ===============   ==============   ===============
NET INCOME PER SHARE                                   $ .12             $.14             $.27              $.23
                                                       =====             ====             ====              ====
DIVIDENDS PER SHARE                                      -                -                .10               .14
                                                       =====             ====             ====              ====

These condensed financial statements should be read only in connection with the accompanying notes to condensed financial statements.

CHURCH LOANS & INVESTMENTS TRUST

(A Real Estate Investment Trust)
Condensed Statements of Cash Flows (Unaudited)
Six-month periods ended September 30, 2001 and 2000

                                                                                           Six-month periods
                                                                                         ended September 30,
                                                                                        2001               2000
CASH FLOWS FROM OPERATING ACTIVITIES                                                    ----               ----
     Net income                                                                      $  1,863,661      $  1,588,237
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation                                                                       7,836              7,836
         Amortization of debt expense                                                          -               1,183
         Amortization of loan discounts                                                  (246,153)           (17,285)
         Provision for possible credit losses                                              90,000             90,000
         Gain on sale of other real estate                                                     -            (180,662)
         Changes in:
           Accrued interest receivable                                                   (119,400)           (88,204)
           Accrued interest payable                                                       (77,046)            29,733
           Other liabilities                                                               99,766             45,245
           Other, net                                                                      (5,794)           (21,073)
                                                                                     ------------      -------------
                  Net cash provided by operating activities                             1,612,870          1,455,010
                                                                                     ------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in mortgage and interim construction
       loans and church bonds                                                          (8,479,564)       (17,129,411)
     Payments received on mortgage and interim
       construction loans and church bonds                                             10,075,829         12,953,940
     Advances of notes receivable                                                        (360,905)          (601,651)
     Payments received on notes receivable                                                282,064            249,186
     Proceeds from sale of other real estate                                                  -            1,163,041
                                                                                     ------------      -------------
                  Net cash provided (used) by investing activities                      1,517,424         (3,364,895)
                                                                                     ------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Borrowings on notes payable                                                       10,015,089         19,288,028
     Principal payments on:
       Secured savings certificates                                                           -             (726,000)
       Notes payable                                                                  (12,474,599)       (15,897,554)
     Cash dividends paid                                                                 (700,080)          (980,113)
                                                                                     ------------      -------------
                  Net cash provided (used) by financing activities                     (3,159,590)         1,684,361
                                                                                     ------------      -------------
                  Decrease in cash and cash equivalents                                   (29,296)          (225,524)
CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                                                  113,142            387,087
                                                                                     ------------      -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $     83,846      $     161,563
                                                                                     ============      =============
Supplemental disclosure of cash flow information
     Cash paid during the period for interest                                        $    671,638      $     721,760
                                                                                     ============      =============
     Real estate acquired through foreclosure                                        $  1,085,268      $         -
                                                                                     ============      =============

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

NOTE 2 - Weighted Average Interest Rates

Weighted average interest rates and net interest rate margins at September 30, 2001 and 2000, were as follows:

                                              Mortgage loan and                Total           Net interest
                                            church bond portfolio          indebtedness         rate margin
                                            ---------------------          ------------         -----------
         September 30, 2001                        10.34%                      5.00%               5.34%
         September 30, 2000                        10.67%                      8.50%               2.17%

NOTE 3 - Contractual Maturities

Scheduled principal payments on mortgage loans, church bonds and interim loans and indebtedness (including notes payable) outstanding at September 30, 2001, for the five twelve-month periods subsequent to September 30, 2001, follow:

                  Twelve-month period                    Mortgage loans, church bonds
                 ending September 30,                         and interim loans                Indebtedness
                 --------------------                    ----------------------------        ---------------
                      2002                                    $    11,830,148                $    18,216,291
                      2003                                          1,304,101                            -
                      2004                                          1,381,259                            -
                      2005                                            143,451                            -
                      2006                                             15,295                            -

CHURCH LOANS & INVESTMENTS TRUST

(A Real Estate Investment Trust)
Notes to Condensed Financial Statements (Unaudited)

NOTE 4 - Mortgage Loans, Church Bonds and Interim Construction Loans

Mortgage loans, church bonds and interim construction loans on which the accrual of interest had been discontinued amounted to $1,569,332 and $5,625,910 at September 30, 2001 and 2000, respectively. If interest on these mortgage loans, church bonds and interim construction loans had been accrued as earned, interest and fees on loans in the accompanying condensed statements of income would have been increased by approximately $83,000 and $305,000 for the six-month periods ended September 30, 2001 and 2000, respectively. Interest income actually recognized during 2001 and 2000 was approximately $640,000 and $323,000, respectively. Interest income recognized during 2001 includes approximately $586,000 of interest collected on the pay-offs of three nonaccrual loans.

NOTE 5 - NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. The Trust will adopt the new standards beginning with its 2002 fiscal year, the year in which adoption is first required. Management has evaluated the impact of adopting these new standards and believes they will not have a material impact on the Trust.

This information is an integral part of the accompanying condensed financial statements

CHURCH LOANS & INVESTMENTS TRUST

(A Real Estate Investment Trust)

Item 2. Management's Discussion and Analysis or Plan of Operation

Results of Operations - Three-Month and Six-Month Periods Ended September 30, 2001 as Compared to the Three-Month and Six-Month Periods Ended September 30, 2000:

Revenues

The Trust's revenues are derived from interest income earned on loans as well as, to a lesser degree, interest earned on church bonds and short-term investments. Such revenues increased (decreased) by $339,487 and $(184,391) for the six-month and three-month periods ended September 30, 2001, respectively, as compared to the corresponding periods in 2000 and is primarily due to the Trust receiving full payment on three loans that had been accounted for as nonperforming.

During the first quarter of 2001, the Trust received $1,730,776 in full and final payment of a loan owing to the Trust from The Arbor of Natchitoches of Natchitoches, Louisiana. Such amount paid in full the principal and interest owing to the Trust by such Borrower on May 11, 2001. The loan had been accounted for as a nonperforming loan by the Trust and certain interest payments had been credited to principal. Therefore, the pay-off resulted in additional recognition of interest income of approximately $146,000 during May 2001.

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

During the second quarter of 2001, the Trust received $1,777,378 in full and final payment of a loan owing to the Trust from The Arbor of Farmerville of Farmerville, Louisiana. Such amount paid in full the principal and interest owing to the Trust by such borrower on August 17, 2001. The loan had been accounted for as a nonperforming loan by the Trust and certain interest payments had been credited to principal. Therefore, the pay-off resulted in additional recognition of interest income of approximately $177,000 during August 2001. Included in the 2000 periods is the revenue recognized from interest payments received on two large loans that the interest is recognized on a cash basis, which amounted to approximately $292,000.

Performing loans outstanding were $38,726,193 and $35,503,759 at September 30, 2001 and 2000, respectively. The average rate of return of the mortgage loan and church bond portfolio decreased from 10.67% at September 30, 2000 to 10.34% at September 30, 2001.

Interest Expense

The most significant expense item is interest expense which comprised the majority of total operating expense for each of the three-month and six-month periods ended September 30, 2001 and 2000. The decrease of $143,901 and $156,901 in interest expense during the three-month and six-month periods ended September 30, 2001, respectively, resulted primarily from a decrease in the weighted average interest rate on all indebtedness from 8.50% at September 30, 2000 to 5.00% at September 30, 2001.

CHURCH LOANS & INVESTMENTS TRUST

(A Real Estate Investment Trust)

Item 2. Management's Discussion and Analysis or Plan of Operation (Continued)

Results of Operations - Three-Month and Six-Month Periods Ended September 30, 2001 as Compared to the Three-Month and Six-Month Periods Ended September 30, 2000:

Other Income

Other income was $16,142 and $8,071 for the six-month and three-month periods ended September 30, 2001 and was less than the $184,934 and $81,654 for the same periods in 2000, primarily due to the gain on sale of other real estate of $180,662 and $79,518 for the same periods during 2000.

New Accounting Standard

On April 1, 2001, the Trust adopted Financial Accounting Standards Board No. 133, Accounting for Derivative Instruments and Hedging Activities. The adoption of the new standard did not have a material impact on the Trust's financial statements.

In June 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. The Trust will adopt the new standards beginning with its 2002 fiscal year, the year in which adoption is first required. Management has evaluated the impact of adopting these new standards and believes they will not have a material impact on the Trust.

CHURCH LOANS & INVESTMENTS TRUST

(A Real Estate Investment Trust)

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders:

The annual meeting of shareholders of the Trust was held on July 20, 2001. At such meeting, each of the individuals named below was elected to the Board of Trust Managers of the Trust to serve until the next annual meeting of the shareholders of the Trust:

                                                                Number of shares
                                                          For                    Against
                                                          ---                    -------
       Mike Bahn                                       3,966,460                   3,590
       Larry Brown                                     3,965,460                   4,590
       Terry Hays                                      3,966,460                   3,590
       Alfred J. Smith                                 3,966,460                   3,590
       Bill R. McMorries                               3,964,820                   5,230
       Steve Rogers                                    3,966,460                   3,590
       Jack R. Vincent                                 3,966,460                   3,590

Additionally, shareholders voted to ratify Clifton Gunderson LLP as auditors for the year ending March 31, 2002 as follows:

       For                                             3,935,622
       Against                                               336
       Abstain                                            34,092

Item 6. Exhibits and Reports on Form 8-K:

(a) Exhibits: None.

(b) Reports on Form 8-K: None

CHURCH LOANS & INVESTMENTS TRUST

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHURCH LOANS & INVESTMENTS TRUST

By	/s/ B. R. McMorries ______________________________ B. R. McMorries, Chairman	Dated: November 14, 2001

By	/s/ Kelly Archer ______________________________ Kelly Archer Chief Financial Officer	Dated: November 14, 2001

9