Form 10QSB
period 2001-12-31
CHURCH LOANS & INVESTMENTS TRUST
filed 2002-02-14
CIK 20199

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended December 31, 2001

OR

[  ] TRANSITION REPORT UNDER SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

Commission File No. 0-8117

CHURCH LOANS & INVESTMENTS TRUST

State of Organization - Texas

Internal Revenue Service — Employer Identification No. 75-6030254

5305 I-40 West

Amarillo, Texas 79106

Registrant’s telephone number: 806-358-3666

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No ___

As of December 31, 2001, 7,000,806 shares of the Registrant’s shares of beneficial interest were outstanding.

Transitional Small Business Disclosure Format (check one) Yes ___ No   X

CHURCH LOANS & INVESTMENTS TRUST

INDEX

CHURCH LOANS & INVESTMENTS TRUST

(A Real Estate Investment Trust)
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets (Unaudited)
December 31, 2001 and March 31, 2001

    ASSETS
                                                                                       December 31,            March 31,
                                                                                           2001                  2001
                                                                                     -----------------     ------------------
CASH AND CASH EQUIVALENTS                                                                   $ 354,482              $ 113,142
RECEIVABLES
      Mortgage loans and church bonds - performing                                         24,477,727             25,537,346
      Interim construction loans - performing                                              12,319,675             11,537,684
      Nonperforming mortgage loans, church bonds and
          interim construction loans                                                        1,298,462              5,655,875
      Less:  Allowance for possible credit losses                                          (1,703,172)            (1,568,172)
                                                                                     -----------------     ------------------
                                                                                           36,392,692             41,162,733
      Accrued interest receivable                                                             600,645                433,076
      Notes receivable                                                                        808,811                752,647
                                                                                     -----------------     ------------------
               Total receivables                                                           37,802,148             42,348,456
PROPERTY AND EQUIPMENT, net                                                                   138,849                150,603
OTHER REAL ESTATE OWNED                                                                     1,086,975                      -
OTHER ASSETS                                                                                   27,254                  7,417
                                                                                     -----------------     ------------------
TOTAL ASSETS                                                                             $ 39,409,708           $ 42,619,618
                                                                                     =================     ==================
                        LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
      Notes payable and line of credit:
          Related party                                                                   $ 3,455,395            $ 2,813,584
          Other                                                                            12,165,806             17,862,217
                                                                                     -----------------     ------------------
                                                                                           15,621,201             20,675,801
      Accrued interest payable                                                                 31,064                146,798
      Dividends payable                                                                     2,520,290                      -
      Other                                                                                   764,925                731,972
                                                                                     -----------------     ------------------
               Total liabilities                                                           18,937,480             21,554,571
                                                                                     -----------------     ------------------
SHAREHOLDERS' EQUITY
      Shares of beneficial interest, no par value; authorized
          shares unlimited, 7,007,402 shares issued                                        20,623,866             20,623,866
      Undistributed net income                                                               (135,148)               457,671
      Treasury shares, at cost (6,596 shares)                                                 (16,490)               (16,490)
                                                                                     -----------------     ------------------
               Total shareholders' equity                                                  20,472,228             21,065,047
                                                                                     -----------------     ------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                               $ 39,409,708           $ 42,619,618
                                                                                     =================     ==================

These condensed financial statements should be read only in connection with the accompanying notes to condensed financial statements.

CHURCH LOANS & INVESTMENTS TRUST

(A Real Estate Investment Trust)

Condensed Statements of Income (Unaudited)
Three-Month and Nine-Month Periods Ended
December 31, 2001 and 2000

                                                         Three-month periods ended                  Nine-month periods ended
                                                                December 31,                              December 31,
                                                          2001                2000                  2001                2000
                                                      --------------     ---------------       ----------------    ----------------
INTEREST INCOME AND FEES
      Interest and fees on mortgage
          loans, church bonds, and
          interim construction loans                    $ 1,182,924         $ 1,146,473            $ 4,042,027         $ 3,679,020
      Interest on temporary investments                      16,805              37,332                 70,865              78,460
                                                     ---------------     ---------------       ----------------    ----------------
              Total interest income and fees              1,199,729           1,183,805              4,112,892           3,757,480
                                                     ---------------     ---------------       ----------------    ----------------
DEBT EXPENSE
      Interest                                              205,033             403,694                799,626           1,155,187
      Amortization of commissions paid
          to brokers                                              -                   -                      -               1,183
                                                     ---------------     ---------------       ----------------    ----------------
              Total debt expense                            205,033             403,694                799,626           1,156,370
                                                     ---------------     ---------------       ----------------    ----------------
              Net interest income                           994,696             780,111              3,313,266           2,601,110
PROVISION FOR POSSIBLE
      CREDIT LOSSES                                          45,000              45,000                135,000             135,000
                                                     ---------------     ---------------       ----------------    ----------------
              Net interest income less provision
                  for possible credit losses                949,696             735,111              3,178,266           2,466,110
OTHER INCOME                                                  8,038                 879                 24,180             185,813
OTHER OPERATING EXPENSES
      General and administrative                            181,880             160,378                536,096             460,533
      Board of Trust Managers' fees                          11,964              13,350                 38,318              40,891
                                                     ---------------     ---------------       ----------------    ----------------
              Total other operating expenses                193,844             173,728                574,414             501,424
              Income before provisions for
                  taxes                                     763,890             562,262              2,628,032           2,150,499

PROVISION FOR TAXES                                               -                   -                    481                   -
                                                     ---------------     ---------------       ----------------    ----------------
NET INCOME                                                $ 763,890           $ 562,262            $ 2,627,551         $ 2,150,499
                                                     ===============     ===============       ================    ================
WEIGHTED AVERAGE NUMBER
      OF SHARES OUTSTANDING                               7,000,806           7,000,806              7,000,806           7,000,806
NET INCOME PER SHARE                                         $ 0.11              $ 0.08                 $ 0.38              $ 0.31
                                                     ===============     ===============       ================    ================
DIVIDENDS PER SHARE                                          $ 0.36              $ 0.31                 $ 0.46              $ 0.45
                                                     ===============     ===============       ================    ================

These condensed financial statements should be read only in connection with the accompanying notes to condensed financial statements.

CHURCH LOANS & INVESTMENTS TRUST

(A Real Estate Investment Trust)
Condensed Statements of Cash Flows (Unaudited)
Nine-Month Periods Ended December 31, 2001 and 2000

                                                                                                      Nine-month periods
                                                                                                     ended December 31,
                                                                                             ------------------------------------
                                                                                                   2001               2000
                                                                                             -----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                                                  $ 2,627,551        $ 2,150,499
      Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation                                                                                 11,755             11,754
          Amortization of debt expense                                                                      -              1,183
          Provision for possible credit losses                                                        135,000            135,000
          Amortization of loan discounts                                                             (254,036)           (26,180)
          Gain on sale of other real estate                                                                 -           (180,662)
          Changes in:
                Accrued interest receivable                                                          (167,570)          (159,032)
                Accrued interest payable                                                             (115,734)               284
                Other liabilities                                                                      32,953             83,630
          Other, net                                                                                  (19,837)           (19,104)
                                                                                             -----------------   ----------------
                     Net cash provided by operating activities                                      2,250,082          1,997,372
                                                                                             -----------------   ----------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Investment in mortgage and interim construction loans and church bonds                      (13,769,194)       (23,536,101)
      Payments received on mortgage and interim construction loans and church bonds                17,571,296         18,026,758
      Advances of notes receivable                                                                   (476,780)          (678,678)
      Payments received on notes receivable                                                           420,616            397,776
      Proceeds from sale of real estate acquired through foreclosure                                        -          1,163,041
                                                                                             -----------------   ----------------
                    Net cash provided (used) by investing activities                                3,745,938         (4,627,204)
                                                                                             -----------------   ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
      Borrowings on notes payable                                                                  14,884,868         26,561,655
      Principal payments on:
          Secured savings certificates                                                                      -           (726,000)
          Notes payable                                                                           (19,939,468)       (22,490,054)
      Cash dividends paid                                                                            (700,080)          (980,113)
                                                                                             -----------------   ----------------
                    Net cash provided (used) by financing activities                               (5,754,680)         2,365,488
                                                                                             -----------------   ----------------
                    Increase (decrease) in cash and cash equivalents                                  241,340           (264,344)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                      113,142            387,087
                                                                                             -----------------   ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                          $ 354,482          $ 122,743
                                                                                             =================   ================
Supplemental Disclosure of Cash Flow Information
      Cash paid during the period for interest                                                      $ 915,360        $ 1,154,903
                                                                                             =================   ================
      Real estate acquired through foreclosure                                                    $ 1,086,975                $ -
                                                                                             =================   ================

During  December 2001, the Board of Trust managers  declared cash dividends of $2,520,290  ($.36 per share) payable in January 2002.  During  December 2000, the Board of Trust  managers  declared cash dividends of $2,170,250  ($.31 per share) payable in January 2001.

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

NOTE 2 - WEIGHTED AVERAGE INTEREST RATES

Weighted average interest rates and net interest rate margins at December 31, 2001 and 2000 were as follows:

                                                   Mortgage loan and               Total            Net interest
                                                 church bond portfolio         indebtedness          rate margin
                                                 ---------------------         ------------         ------------
              December 31, 2001                         10.12%                     3.75%               6.37%

              December 31, 2000                         10.68%                     8.50%               2.18%

NOTE 3 - CONTRACTUAL MATURITIES

Scheduled principal payments on mortgage loans, church bonds and interim loans and indebtedness (including secured savings certificates and notes payable) outstanding at December 31, 2001, for the five twelve-month periods subsequent to December 31, 2001, follow:

            Twelve-month period                    Mortgage loans, church bonds
                 ending December 31,                         and interim loans                 Indebtedness
                 -------------------                    ----------------------------          ---------------
                      2002                                    $    14,197,084                 $    15,621,201
                      2003                                          1,228,214                              -
                      2004                                          1,275,015                              -
                      2005                                          1,323,885                              -
                      2006                                          1,305,880                              -
                                                              ===============                  ==============

CHURCH LOANS & INVESTMENTS TRUST

(A Real Estate Investment Trust)
Notes to Condensed Financial Statements (Unaudited)

NOTE 4 - MORTGAGE LOANS, CHURCH BONDS AND INTERIM CONSTRUCTION LOANS

Mortgage loans, church bonds and interim construction loans on which the accrual of interest had been discontinued amounted to $1,298,462 and $5,595,605 at December 31, 2001 and 2000, respectively. If interest on these mortgage loans, church bonds and interim construction loans had been accrued as earned, interest and fees on loans in the accompanying condensed statements of income would have been increased by approximately $116,000 and $456,000 for the nine-month periods ended December 31, 2001 and 2000, respectively. Interest actually recognized in 2001 and 2000 was approximately $639,000 and $360,899, respectively.

NOTE 5 - NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Trust will adopt the new rules on accounting for goodwill and other intangible assets beginning with its 2003 fiscal year, the year in which adoption is first required. Management has evaluated the impact of adopting these new standards and believes they will not have a material impact on the Trust.

This information is an integral part of the accompanying condensed financial statements

CHURCH LOANS & INVESTMENTS TRUST

(A Real Estate Investment Trust)

Item 2. Management's Discussion and Analysis or Plan of Operation

Results of Operations - Three-Month and Nine-Month Periods Ended December 31, 2001 as Compared to the Three-Month and Nine-Month Periods Ended December 31, 2000:

Revenues

The Trust's revenues are derived from interest income earned on loans as well as, to a lesser degree, interest earned on church bonds and short-term investments. Such revenues increased by $355,412 and $15,924 for the nine-month and three-month periods ended December 31, 2001, respectively, as compared to the corresponding periods in 2000, primarily due to the Trust receiving full payment on three loans that had been accounted for as nonperforming.

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

Performing loans outstanding were $36,797,402 and $41,876,831 at December 31, 2001 and 2000, respectively. The average rate of return of the mortgage loan and church bond portfolio decreased from 10.68% at December 31, 2000 to 10.12% at December 31, 2001.

Interest Expense

The most significant expense item is interest expense which comprised the majority of total operating expense for the three-month and nine-month periods ended December 31, 2001 and 2000. The decrease of $198,661 and $355,561 in interest expense during the three-month and nine-month periods ended December 31, 2001, respectively, resulted primarily from a decrease in the weighted-average interest rate on all indebtedness from 8.50% at December 31, 2000 to 3.75% at December 31, 2001.

CHURCH LOANS & INVESTMENTS TRUST

(A Real Estate Investment Trust)

Item 2. Management's Discussion and Analysis or Plan of Operation (Continued)

Results of Operations - Three-Month and Six-Month Periods Ended December 31, 2001 as Compared to the Three-Month and Nine-Month Periods Ended December 31, 2000:

Other Income

Other income was $8,038 and $24,180 for the three-month and nine-month periods ended December 31, 2001 as compared to $879 and $185,813 for the same periods ended in 2000. This decrease for the nine months ended December 31, 2001 was primarily due to the gain on sale of other real estate of $180,622 for the nine-month period ended December 31, 2000.

New Accounting Standards

On April 1, 2001, the Trust adopted Financial Accounting Standards Board No. 133, Accounting for Derivative Instruments and Hedging Activities. The adoption of the new standard did not have a material impact on the Trust's financial statements.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Trust will adopt the new rules on accounting for goodwill and other intangible assets beginning with its 2003 fiscal year, the year in which adoption is first required. Management has evaluated the impact of adopting these new standards and believes they will not have a material impact on the Trust.

CHURCH LOANS & INVESTMENTS TRUST

(A Real Estate Investment Trust)

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K:

(a) Exhibits: None.

(b) Reports on Form 8-K: None

CHURCH LOANS & INVESTMENTS TRUST

SIGNATURES

(A Real Estate Investment Trust)

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHURCH LOANS & INVESTMENTS TRUST

By	/s/ B. R. McMorries ______________________________ B. R. McMorries, Chairman	Dated: February 14, 2002

By	/s/ Kelly Archer ______________________________ Kelly Archer Chief Financial Officer	Dated: February 14, 2002