Form 10QSB
period 2002-06-30
CHURCH LOANS & INVESTMENTS TRUST
filed 2002-08-13
CIK 20199

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2002

OR

[  ] TRANSITION REPORT UNDER SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

Commission File No. 0-8117

CHURCH LOANS & INVESTMENTS TRUST

State of Organization - Texas

Internal Revenue Service — Employer Identification No. 75-6030254

5305 I-40 West

Amarillo, Texas 79106

Registrant’s telephone number: 806-358-3666

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No ___

As of June 30, 2002, 7,000,806 shares of the Registrant’s shares of beneficial interest were outstanding.

Transitional Small Business Disclosure Format (check one) Yes ___ No   X

CHURCH LOANS & INVESTMENTS TRUST

INDEX

CHURCH LOANS & INVESTMENTS TRUST

(A Real Estate Investment Trust)
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets (Unaudited)
June 30, 2002 and March 31, 2002

                                                                ASSETS
                                                                                  June 30, 2002     March 31, 2002

CASH AND CASH EQUIVALENTS                                                       $         82,596   $         134,889

RECEIVABLES
     Mortgage loans and church bonds - performing                                     29,501,814          30,507,636
     Interim construction loans - performing                                          13,648,970          15,317,011
     Nonperforming mortgage loans, church bonds
         and interim construction loans                                                  887,707           1,151,907
     Less: Allowance for credit losses                                                (1,748,172)         (1,748,172)
                                                                                ----------------   -----------------
                                                                                      42,290,319          45,228,382
     Accrued interest receivable                                                         509,679             580,139
     Notes receivable                                                                    472,360             695,361
                                                                                ----------------   -----------------
                  Net receivables                                                     43,272,358          46,503,882
                                                                                ----------------   -----------------
PROPERTY AND EQUIPMENT, net                                                              131,012             134,931

REAL ESTATE ACQUIRED THROUGH FORECLOSURE                                               1,507,959           1,256,298

OTHER ASSETS                                                                              17,301              30,716
                                                                                ----------------   -----------------
TOTAL ASSETS                                                                    $     45,011,226   $      48,060,716
                                                                                ================   =================
                                                 LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
     Notes payable and line of credit:
         Related parties                                                        $      2,665,923   $       3,616,397
         Other                                                                        20,362,509          22,238,158
                                                                                ----------------   -----------------
                                                                                      23,028,432          25,854,555
     Accrued interest payable                                                             97,503              43,784
     Federal income tax payable                                                               -               73,810
     Other                                                                               831,115             962,095
                                                                                ----------------   -----------------
                  Total liabilities                                                   23,957,050          26,934,244
                                                                                ----------------   -----------------
SHAREHOLDERS' EQUITY
     Shares of beneficial interest, no par value; authorized
         shares unlimited, 7,007,402 shares issued                                    20,623,866          20,623,866
     Undistributed net income                                                            446,800             519,096
     Treasury shares, at cost (6,596 shares)                                             (16,490)            (16,490)
                                                                                ----------------   -----------------
                  Total shareholders' equity                                          21,054,176          21,126,472
                                                                                ----------------   -----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $     45,011,226   $      48,060,716
                                                                                ================   =================

These condensed financial statements should be read only in connection with the accompanying notes to condensed financial statements.

CHURCH LOANS & INVESTMENTS TRUST

(A Real Estate Investment Trust)

Condensed Statements of Income (Unaudited)
Three-month periods ended
June 30, 2002 and 2001

                                                                                Three-month periods ended June 30,
                                                                                        2002               2001
                                                                                ------------------  ---------------

INTEREST INCOME AND FEES
     Interest and fees on mortgage loans, church bonds
       and interim construction loans                                              $    1,113,557   $     1,550,000
     Interest on temporary investments                                                     64,702            19,203
                                                                                ------------------  ---------------
                  Total interest income and fees                                        1,178,259         1,569,203

INTEREST EXPENSE                                                                          230,559           314,590
                                                                                ------------------  ---------------
                  Net interest income                                                     947,700         1,254,613

PROVISION FOR POSSIBLE CREDIT LOSSES                                                         -               45,000
                                                                                ------------------  ---------------
                  Net interest income less provision for
                    possible credit losses                                                947,700         1,209,613
                                                                                ------------------  ---------------
OTHER INCOME                                                                               13,317             8,071

OTHER OPERATING EXPENSES
     General and administrative                                                           178,540           181,136
     Board of Trust Managers' fees                                                         14,222            13,692
                                                                                ------------------  ---------------
                  Total other operating expenses                                          192,762           194,828
                                                                                ------------------  ---------------
                  Income before provision for income taxes                                768,255         1,022,856

PROVISION FOR INCOME TAXES                                                                    454               481
                                                                                ------------------  ---------------
NET INCOME                                                                      $         767,801   $     1,022,375
                                                                                =================   ===============
WEIGHTED AVERAGE NUMBER
     OF SHARES OUTSTANDING                                                              7,000,806         7,000,806
                                                                                =================   ===============
NET INCOME PER SHARE                                                                      $.11            $.15
                                                                                          ====            ====
DIVIDENDS PER SHARE                                                                       $.12            $.10
                                                                                          ====            ====

These condensed financial statements should be read only in connection with the accompanying notes to condensed financial statements.

CHURCH LOANS & INVESTMENTS TRUST

(A Real Estate Investment Trust)
Condensed Statements of Cash Flows (Unaudited)
Three-month periods ended June 30, 2002 and 2001

                                                                                Three-month periods ended June 30,
                                                                                          2002             2001
                                                                                   --------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                    $      767,801     $   1,022,375
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation                                                                       3,919             3,919
         Amortization of loan discounts                                                    (7,269)         (238,238)
         Provision for possible credit losses                                                 -              45,000
         Changes in:
           Accrued interest receivable                                                     70,460           (15,661)
           Accrued interest payable                                                        53,719           (54,044)
           Other liabilities                                                             (130,980)          (16,092)
           Federal income tax payable                                                     (73,810)              -
           Other, net                                                                      13,415            (5,922)
                                                                                   --------------   ---------------
                  Net cash provided by operating activities                               697,255           741,337
                                                                                   --------------   ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in mortgage and interim construction
       loans and church bonds                                                          (4,807,488)       (3,666,286)
     Payments received on mortgage and interim
       construction loans and church bonds                                              7,501,159         5,675,295
     Investments in notes receivable                                                      (22,051)         (205,200)
     Payments received on notes receivable                                                245,052           141,392
                                                                                   --------------   ---------------
                  Net cash provided by investing activities                             2,916,672         1,945,201
                                                                                   --------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Borrowings on notes payable                                                        7,086,356         3,983,761
     Principal payments on notes payable                                               (9,912,479)       (6,029,157)
     Cash dividends                                                                      (840,097)         (700,080)
                                                                                   --------------   ---------------
                  Net cash used by financing activities                                (3,666,220)       (2,745,476)
                                                                                   --------------   ---------------
                  Decrease in cash and cash equivalents                                   (52,293)          (58,938)

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                                                  134,889           113,142
                                                                                   --------------   ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $       82,596   $        54,204
                                                                                   ==============   ===============
Supplemental disclosure of cash flow information

     Cash paid during the period for interest                                      $      176,840   $       368,634
                                                                                   ==============   ===============
     Real estate acquired through foreclosure                                      $      251,661   $          -
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

NOTE 2 - WEIGHTED AVERAGE INTEREST RATES

Weighted average interest rates and net interest rate margins at June 30, 2002 and 2001, were as follows:

                                              Mortgage loan and                Total           Net interest
                                            church bond portfolio          indebtedness         rate margin
                                            ---------------------          ------------        ------------
         June 30, 2002                              9.06%                    3.75%                5.31%

         June 30, 2001                             10.23%                    5.75%                4.48%

NOTE 3 - CONTRACTUAL MATURITIES

Scheduled principal payments on mortgage loans, church bonds and interim loans and indebtedness (including notes payable) outstanding at June 30, 2002, for the five twelve-month periods subsequent to June 30, 2002, follow:

                  Twelve-month period                    Mortgage loans, church bonds
                       ending June 30,                           and interim loans             Indebtedness
                     -------------------                    ----------------------------     ---------------
                          2003                                 $    15,414,432               $    23,028,432
                          2004                                       1,507,631                        -
                          2005                                       1,591,029                        -
                          2006                                       1,635,920                        -
                          2007                                       1,678,112                        -

CHURCH LOANS & INVESTMENTS TRUST

(A Real Estate Investment Trust)
Notes to Condensed Financial Statements (Unaudited)

NOTE 4 - MORTGAGE LOANS, CHURCH BONDS AND INTERIM CONSTRUCTION LOANS

Mortgage loans, church bonds and interim construction loans on which the accrual of interest had been discontinued amounted to $887,707 and $4,276,828 at June 30, 2002 and 2001, respectively. If interest on these mortgage loans, church bonds and interim construction loans had been accrued as earned, interest and fees on loans in the accompanying condensed statements of income would have been increased by approximately $27,000 and $114,000 for the three-month periods ended June 30, 2002 and 2001, respectively. Interest income actually recognized during 2002 and 2001 was approximately $16,000 and $462,000, respectively. Interest income recognized during 2001 includes approximately $408,000 of interest collected on the pay-off of two nonaccrual loans.

NOTE 5 - NEW ACCOUNTING STANDARD

On April 1, 2002, the Trust adopted Financial Accounting Standards Board No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. The adoption of the new standards did not have an impact on the Trust's financial statements.

This information is an integral part of the accompanying condensed financial statements

CHURCH LOANS & INVESTMENTS TRUST

(A Real Estate Investment Trust)

Item 2. Management's Discussion and Analysis or Plan of Operation

Results of Operations - Three-Month Period Ended June 30, 2002 as Compared to the Three-Month Period Ended June 30, 2001:

Revenues

The Trust's revenues are derived from interest income earned on loans as well as, to a lesser degree, interest earned on church bonds and short-term investments. The decrease in the Trust's revenues of $390,944 for the three-month period ended June 30, 2002, as compared to the corresponding period in 2001, is primarily due to the Trust receiving full payment on two nonperforming loans during 2001 as discussed below.

During the quarter ended June 30, 2001, the Trust received $1,730,776 in full and final payment of a loan owing to the Trust. Such amount paid in full the principal and interest owing to the Trust by such Borrower on May 11, 2001. The loan had been accounted for as a nonperforming loan by the Trust and certain interest payments had been credited to principal. Therefore, the pay-off resulted in additional recognition of interest income of approximately $146,900 during May 2001.

In addition, during the quarter ended June 30, 2001, the Trust received $490,000 in full and final payment of a loan owing to the Trust. Such amount paid in full the principal and interest owing to the Trust by such Borrower on May 18, 2001. The loan had been accounted for as a nonperforming loan by the Trust and certain interest payments had been credited to principal. Therefore, the pay-off resulted in additional recognition of interest income of approximately $262,000 during May 2001.

At June 30, 2002 and 2001, performing loans and church bonds were approximately $43,151,000 and $36,683,000, respectively, and the average rate of return was 9.06% at June 30, 2002 and 10.23% at June 30, 2001.

Interest Expense

The most significant expense item is interest expense which comprised the majority of total operating expense for each of the three-month periods ended June 30, 2002 and 2001. The decrease of approximately $84,000 in interest expense resulted primarily from a decrease in the weighted average interest rate on all indebtedness from 5.75% at June 30, 2001 to 3.75% at June 30, 2002.

New Accounting Standard

On April 1, 2002, the Trust adopted Financial Accounting Standards Board No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. The adoption of the new standards did not have an impact on the Trust's financial statements.

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

CHURCH LOANS & INVESTMENTS TRUST

By	/s/ B. R. McMorries ______________________________ B. R. McMorries, Chairman	Dated: August 14, 2002

By	/s/ Kelly Archer ______________________________ Kelly Archer Chief Financial Officer	Dated: August 14, 2002