Form 10QSB
period 2002-09-30
CHURCH LOANS & INVESTMENTS TRUST
filed 2002-11-15
CIK 20199

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2002

OR

[  ] TRANSITION REPORT UNDER SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

Commission File No. 0-8117

CHURCH LOANS & INVESTMENTS TRUST

State of Organization - Texas

Internal Revenue Service — Employer Identification No. 75-6030254

5305 I-40 West

Amarillo, Texas 79106

Registrant’s telephone number: 806-358-3666

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No ___

As of September 30, 2002, 7,000,806 shares of the Registrant’s shares of beneficial interest were outstanding.

Transitional Small Business Disclosure Format (check one) Yes ___ No   X

CHURCH LOANS & INVESTMENTS TRUST

INDEX

Part I.		Page
Item 1:	Financial Information:
	Condensed Balance Sheets at September 30, 2002 and March 31, 2002	1
	Condensed Statements of Income for the three-month period and six-month periods ended September 30, 2002 and 2001	2
	Condensed Statements of Cash Flows for the six-month periods ended September 30, 2002 and 2001	3
	Notes to Condensed Financial Statements	4
Item 2:	Management's Discussion and Analysis or Plan of Operation	6
Item 3:	Controls and Procedures	7
Part II.	Other Information
Item 4:	Submission of Matters to a Vote of Security Holders	8
Item 6(a):	Exhibits and Reports on Form 8-K	8
	Exhibit 99.1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - President & CFO	9
	Exhibit 99.2 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Senior Vice President	10
Signatures		11
Certifications by the President & CFO		12
Certifications by the Senior Vice President		13

CHURCH LOANS & INVESTMENTS TRUST

(A Real Estate Investment Trust)
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets (Unaudited)
September 30, 2002 and March 31, 2002

                                                  ASSETS

                                                                                 September 30, 2002 March 31, 2002
                                                                                 ------------------ ---------------
CASH AND CASH EQUIVALENTS                                                       $        172,396   $         134,889
RECEIVABLES
     Mortgage loans and church bonds - performing                                     30,211,374          30,507,636
     Interim construction loans - performing                                          15,213,224          15,317,011
     Nonperforming mortgage loans, church bonds
         and interim construction loans                                                2,404,097           1,151,907
     Less: Allowance for credit losses                                                (1,748,172)         (1,748,172)
                                                                                 -----------------   ----------------
                                                                                      46,080,523          45,228,382
     Accrued interest receivable                                                         540,232             580,139
     Notes receivable                                                                    511,172             695,361
                                                                                -----------------   ----------------
                  Net receivables                                                     47,131,927          46,503,882
                                                                                -----------------   ----------------
PROPERTY AND EQUIPMENT, net                                                              129,774             134,931

REAL ESTATE ACQUIRED THROUGH FORECLOSURE                                               1,656,455           1,256,298

OTHER ASSETS                                                                              18,210              30,716
                                                                                -----------------   ----------------
TOTAL ASSETS                                                                   $      49,108,762   $      48,060,716
                                                                                =================   ================
                                                 LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
     Notes payable and line of credit:
         Related parties                                                        $      2,094,839   $       3,616,397
         Other                                                                        24,318,359          22,238,158
                                                                                -----------------   ----------------
                                                                                      26,413,198          25,854,555
     Accrued interest payable                                                            114,467              43,784
     Federal income tax payable                                                               -               73,810
     Other                                                                               880,002             962,095
                                                                                -----------------   ----------------
                  Total liabilities                                                   27,407,667          26,934,244
                                                                                -----------------   ----------------
SHAREHOLDERS' EQUITY
     Shares of beneficial interest, no par value; authorized
         shares unlimited, 7,007,402 shares issued                                    20,623,866          20,623,866
     Undistributed net income                                                          1,093,719             519,096
     Treasury shares, at cost (6,596 shares)                                             (16,490)            (16,490)
                                                                                -----------------   ----------------
                  Total shareholders' equity                                          21,701,095          21,126,472
                                                                                -----------------   ----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $     49,108,762   $      48,060,716
                                                                                =================   ================

These condensed financial statements should be read only in connection with the accompanying notes to condensed financial statements.

CHURCH LOANS & INVESTMENTS TRUST

(A Real Estate Investment Trust)

Condensed Statements of Income (Unaudited)
Three-month and six-month periods ended
September 30, 2002 and 2001

                                                   Three-month periods ended         Six-month periods ended
                                                          September 30,                      September 30,
                                                      2002             2001             2002              2001
                                                      ----             ----             ----              ----
INTEREST INCOME AND FEES
    Interest and fees on mortgage
      loans, church bonds, and
      interim construction loans                  $   1,028,513     $   1,309,103    $   2,142,070     $   2,859,103
    Interest on temporary
       investments                                       67,176            34,856          131,878            54,059
                                                  -------------     -------------    -------------     -------------
          Total interest income and fees              1,095,689         1,343,959        2,273,948         2,913,162
                                                  -------------     -------------    -------------     -------------
DEBT EXPENSE
    Interest                                            240,396           280,002          470,955           594,592
                                                  -------------     -------------    -------------     -------------
          Total debt expense                            240,396           280,002          470,955           594,592
                                                  -------------     -------------    -------------     -------------
          Net interest income                           855,293         1,063,957        1,802,993         2,318,570

PROVISION FOR POSSIBLE
    CREDIT LOSSES                                            -             45,000               -             90,000
                                                  -------------     -------------    -------------     -------------
          Net interest income
            less provision for
            possible credit losses                      855,293         1,018,957        1,802,993         2,228,570

OTHER INCOME                                                895             8,071           14,212           16,142

OTHER OPERATING EXPENSES
    General and administrative                          169,762           173,079          348,302           354,215
    Board of Trust Managers' fees                        17,637            12,663           31,859            26,355
                                                  -------------     -------------    -------------     -------------
          Total other operating expenses                187,399           185,742          380,161           380,570
                                                  -------------     -------------    -------------     -------------
          Income before provision
              for taxes                                 668,789           841,286        1,437,044         1,864,142

PROVISION FOR INCOME TAXES                               21,870                -            22,324               481
                                                  -------------     -------------    -------------     -------------
NET INCOME                                        $     646,919     $     841,286    $   1,414,720     $   1,863,661
                                                  =============     =============    =============     =============
WEIGHTED AVERAGE NUMBER
    OF SHARES OUTSTANDING                             7,000,806         7,000,806        7,000,806         7,000,806
                                                  =============     =============    =============     =============
NET INCOME PER SHARE                                   $ .09             $ .12            $ .20             $ .27
                                                       =====             =====            =====             =====
DIVIDENDS PER SHARE                                       -                 -               .12               .10
                                                       =====             =====            =====             =====

These condensed financial statements should be read only in connection with the accompanying notes to condensed financial statements.

CHURCH LOANS & INVESTMENTS TRUST

(A Real Estate Investment Trust)

Condensed Statements of Cash Flows (Unaudited)
Six-month periods ended September 30, 2002 and 2001

                                                                                          Six-month periods
                                                                                          ended September 30,
                                                                                          2002             2001
CASH FLOWS FROM OPERATING ACTIVITIES                                                -------------      ------------
     Net income                                                                     $   1,414,720      $   1,863,661
       provided by operating activities:
         Depreciation                                                                       5,157              7,836
         Amortization of loan discounts                                                   (15,961)          (246,153)
         Provision for possible credit losses                                                  -              90,000
         Loss on sale of other real estate                                                  1,153                 -
         Changes in:
           Accrued interest receivable                                                     39,907           (119,400)
           Accrued interest payable                                                        70,683            (77,046)
           Other liabilities                                                              (82,092)            99,766
           Federal income tax payable                                                     (73,810)                -
           Other, net                                                                      12,506             (5,794)
                                                                                    -------------    ---------------
                  Net cash provided by operating activities                             1,372,263          1,612,870
                                                                                    -------------    ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in mortgage and interim construction
       loans and church bonds                                                         (11,023,982)        (8,479,564)
     Payments received on mortgage and interim
       construction loans and church bonds                                              9,672,217         10,075,829
     Advances of notes receivable                                                        (185,105)          (360,905)
     Payments received on notes receivable                                                369,293            282,064
     Proceeds from sale of other real estate                                              144,349                 -
     Additional investment in other real estate                                           (30,074)                -
                                                                                    -------------    ---------------
                  Net cash provided (used) by investing activities                     (1,053,302)         1,517,424
                                                                                    -------------    ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Borrowings on notes payable                                                       13,962,778         10,015,089
     Principal payments on notes payable                                              (13,404,135)       (12,474,599)
     Cash dividends paid                                                                 (840,097)          (700,080)
                                                                                    -------------    ---------------
                  Net cash used by financing activities                                  (281,454)        (3,159,590)
                                                                                    -------------    ---------------
                  Increase (decrease) in cash and cash equivalents                         37,507            (29,296)
CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                                                  134,889            113,142
                                                                                    -------------    ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $     172,396    $        83,846
                                                                                    =============    ===============
Supplemental disclosure of cash flow information
     Cash paid during the period for interest                                       $     400,272    $       671,638
                                                                                    =============    ===============
     Real estate acquired through foreclosure                                       $     515,585    $     1,085,268
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

NOTE 2 - WEIGHTED AVERAGE INTEREST RATES

Weighted average interest rates and net interest rate margins at September 30, 2002 and 2001, were as follows:

                                            Mortgage and interim
                                            construction loan and              Total           Net interest
                                            church bond portfolio          indebtedness         rate margin
                                            ---------------------          ------------         -----------
         September 30, 2002                         8.87%                    3.75%                5.12%
         September 30, 2001                        10.34%                    5.00%                5.34%

NOTE 3 - CONTRACTUAL MATURITIES

Scheduled principal payments on mortgage loans, church bonds and interim construction loans and indebtedness (including notes payable) outstanding at September 30, 2002, for the five twelve-month periods subsequent to September 30, 2002, follow:

                  Twelve-month period                Mortgage loans, church bonds
                 ending September 30,               and interim construction loans            Indebtedness
                 --------------------               ------------------------------           ---------------
                      2003                                 $    17,089,049                   $    26,413,198
                      2004                                       1,585,618                            -
                      2005                                       1,674,110                            -
                      2006                                       1,713,303                            -
                      2007                                       1,780,511                            -

CHURCH LOANS & INVESTMENTS TRUST

(A Real Estate Investment Trust)
Notes to Condensed Financial Statements (Unaudited)

NOTE 4 - MORTGAGE LOANS, CHURCH BONDS AND INTERIM CONSTRUCTION LOANS

Mortgage loans, church bonds and interim construction loans on which the accrual of interest had been discontinued amounted to $2,404,097 and $1,569,332 at September 30, 2002 and 2001, respectively. If interest on these mortgage loans, church bonds and interim construction loans had been accrued as earned, interest and fees on loans in the accompanying condensed statements of income would have been increased by approximately $74,000 and $83,000 for the six-month periods ended September 30, 2002 and 2001, respectively. Interest income actually recognized during 2002 and 2001 was approximately $16,000 and $640,000, respectively. Interest income recognized during 2001 includes approximately $586,000 of interest collected on the pay-offs of three nonaccrual loans.

NOTE 5 - NEW ACCOUNTING STANDARDS

On April 1, 2002, the Trust adopted Financial Accounting Standards Board Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. The adoption of the new standards did not have an impact on the Trust's financial statements.

This information is an integral part of the accompanying condensed financial statements

CHURCH LOANS & INVESTMENTS TRUST

(A Real Estate Investment Trust)

Item 2. Management's Discussion and Analysis or Plan of Operation

Results of Operations - Three-Month and Six-Month Periods Ended September 30, 2002 as Compared to the Three-Month and Six-Month Periods Ended September 30, 2001:

Revenues

The Trust's revenues are derived from interest income earned on loans as well as, to a lesser degree, interest earned on church bonds and short-term investments. Such revenues decreased by $248,270 and $639,214 for the three-month and six-month periods ended September 30, 2002, respectively, as compared to the corresponding periods in 2001 and is primarily due to payment on three nonperforming loans during 2001 as discussed below.

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

In addition, during the first quarter of 2001, the Trust received $490,000 in full and final payment of a loan owing to the Trust from the Evangel Temple Assembly of God of Piedmont, South Carolina. Such amount paid in full the principal and interest owing to the Trust by such Borrower on May 18, 2001. The loan had been accounted for as a nonperforming loan by the Trust and certain interest payments had been credited to principal. Therefore, the pay-off resulted in additional recognition of interest income of approximately $262,000 during May 2001.

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

Performing loans outstanding were $45,424,598 and $38,726,193 at September 30, 2002 and 2001, respectively. The average rate of return of the mortgage loan and church bond portfolio decreased from 10.34% at September 30, 2001 to 8.87% at September 30, 2002.

Interest Expense

The most significant expense item is interest expense which comprised the majority of total operating expense for each of the three-month and six-month periods ended September 30, 2002 and 2001. The decrease of $39,606 and $123,637 in interest expense during the three-month and six-month periods ended September 30, 2002, respectively, resulted primarily from a decrease in the weighted average interest rate on all indebtedness from 5.00% at September 30, 2001 to 3.75% at September 30, 2002.

CHURCH LOANS & INVESTMENTS TRUST

(A Real Estate Investment Trust)

Item 2. Management's Discussion and Analysis or Plan of Operation (Continued)

Results of Operations - Three-Month and Six-Month Periods Ended September 30, 2002 as Compared to the Three-Month and Six-Month Periods Ended September 30, 2001:

New Accounting Standards

On April 1, 2002, the Trust adopted Financial Accounting Standards Board Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. The adoption of the new standards did not have an impact on the Trust's financial statements.

Item 3. Controls and Procedures

The Trust's chief executive officer and its senior vice president are charged with making an evaluation of the Trust's disclosure controls and procedures. These controls and procedures are designed to ensure that information required to be disclosed in reports mandated by the Securities Exchange Act of 1934 is recorded, communicated to management, and accurately reported within the required time periods. The Trust's chief executive officer and senior vice president have concluded, based upon their evaluation of these controls and procedures as of September 30, 2002, that the Trust's disclosure controls and procedures are effective.

There have been no significant changes in the Trust's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

CHURCH LOANS & INVESTMENTS TRUST

(A Real Estate Investment Trust)

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders:

The annual meeting of shareholders of the Trust was held on July 19, 2002. At such meeting, each of the individuals named below was elected to the Board of Trust Managers of the Trust to serve until the next annual meeting of the shareholders of the Trust:

                                          Number of shares
                                     For                      Against
                                  ---------                 -----------
       Mike Bahn                  3,562,899                   1,200
       Larry Brown                3,562,899                   1,200
       Terry Hays                 3,559,487                   4,612
       Alfred J. Smith            3,562,899                   1,200
       Bill R. McMorries          3,562,899                   1,200
       Steve Rogers               3,562,899                   1,200
       Jack R. Vincent            3,562,899                   1,200
       Mike Borger                3,562,899                   1,200

Additionally, shareholders voted to ratify Clifton Gunderson LLP as auditors for the year ending March 31, 2003 as follows:

       For                                             3,486,857
       Against                                             4,649
       Abstain                                            72,593
Item 6. Exhibits and Reports on Form 8-K:
(a)	Exhibit 99.1 - Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - President & CFO
(b)	Exhibit 99.2 - Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Senior Vice President

EXHIBIT 99.1

CERTIFICATION PURSUANT TO 18
U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Church Loans & Investments Trust (the Trust) on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Kelly Archer, President and CFO of the Trust, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Trust.

Dated: November 15, 2002	/s/ Kelly Archer ______________________________ Kelly Archer, President & CFO

EXHIBIT 99.2

CERTIFICATION PURSUANT TO 18
U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Church Loans & Investments Trust (the Trust) on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Robert Fowler, Senior Vice President of the Trust, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Trust.

Dated: November 15, 2002	/s/ Robert Fowler ______________________________ Robert Fowler, Senior Vice President

CHURCH LOANS & INVESTMENTS TRUST

SIGNATURES

(A Real Estate Investment Trust)

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHURCH LOANS & INVESTMENTS TRUST

By	/s/ B. R. McMorries ______________________________ B. R. McMorries, Chairman	Dated: November 15, 2002

By	/s/ Kelly Archer ______________________________ Kelly Archer Chief Financial Officer	Dated: November 15, 2002

CERTIFICATIONS BY THE PRESIDENT & CFO

I, Kelly Archer, certify that:
1.	I have reviewed this quarterly report on Form 10-QSB of Church Loans & Investments Trust;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and
(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:
(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Dated: November 15, 2002	/s/ Kelly Archer ______________________________ Kelly Archer, President & CFO

CERTIFICATIONS BY THE PRESIDENT & CFO

I, Robert Fowler, certify that:
1.	I have reviewed this quarterly report on Form 10-QSB of Church Loans & Investments Trust;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and
(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:
(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Dated: November 15, 2002	/s/ Robert Fowler ______________________________ Robert Fowler, Senior Vice President