Form 10QSB
period 2002-12-31
CHURCH LOANS & INVESTMENTS TRUST
filed 2003-02-13
CIK 20199

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended December 31, 2002

OR

[  ] TRANSITION REPORT UNDER SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

Commission File No. 0-8117

CHURCH LOANS & INVESTMENTS TRUST

State of Organization		IRS Employer Identification
Texas		No. 75-6030254
5305 I-40 West
Amarillo, Texas 79106

Registrant’s telephone number: 806-358-3666

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No ___

As of December 31, 2002, 7,000,806 shares of the Registrant’s shares of beneficial interest were outstanding.

Transitional Small Business Disclosure Format (check one) Yes ___ No   X

CHURCH LOANS & INVESTMENTS TRUST

INDEX

Part I.		Page
Item 1:	Financial Information:
	Condensed Balance Sheets at December 31, 2002 and March 31, 2002.............	1
	Condensed Statements of Income for the three-month period and nine-month periods ended December 31, 2002 and 2001......................................................	2
	Condensed Statements of Cash Flows for the nine-month periods ended December 31, 2002 and 2001............................................................................	3
	Notes to Condensed Financial Statements...........................................................	4
Item 2:	Management's Discussion and Analysis or Plan of Operation................................	6
Item 3:	Controls and Procedures.....................................................................................	7
Part II.	Other Information
Item 6(a):	Exhibits and Reports on Form 8-K......................................................................	8
	Exhibit 99.1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - President & CFO.	9
	Exhibit 99.2 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Senior Vice President...............................................................................................................	10
Signatures...................................................................................................................................		11
Certifications by the President & CFO.................................................................................		12
Certifications by the Senior Vice President...........................................................................		13

CHURCH LOANS & INVESTMENTS TRUST

(A Real Estate Investment Trust)
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets (Unaudited)
December 31, 2002 and March 31, 2002

                                                  ASSETS
                                                                               December 31, 2002    March 31, 2002
                                                                               -----------------    ----------------
CASH AND CASH EQUIVALENTS                                                       $        336,016   $         134,889
RECEIVABLES
     Mortgage loans and church bonds - performing                                     35,950,218          30,507,636
     Interim construction loans - performing                                          13,885,053          15,317,011
     Nonperforming mortgage loans, church bonds
         and interim construction loans                                                1,618,805           1,151,907
     Less: Allowance for credit losses                                                (1,733,249)         (1,748,172)
                                                                                  --------------    ----------------
                                                                                      49,720,827          45,228,382
     Accrued interest receivable                                                         542,666             580,139
     Notes receivable                                                                    453,269             695,361
                                                                                  --------------    ----------------
                  Net receivables                                                     50,716,762          46,503,882
                                                                                  --------------    ----------------
PROPERTY AND EQUIPMENT, net                                                              129,774             134,931
REAL ESTATE ACQUIRED THROUGH FORECLOSURE                                               1,433,088           1,256,298
OTHER ASSETS                                                                              13,024              30,716
                                                                                  --------------    ----------------
TOTAL ASSETS                                                                     $    52,628,664     $    48,060,716
                                                                                  ==============    ================
                                       LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
     Notes payable and line of credit:
         Related parties                                                        $      2,640,707   $       3,616,397
         Other                                                                        26,196,548          22,238,158
                                                                                  --------------    ----------------
                                                                                      28,837,255          25,854,555
     Accrued interest payable                                                            130,620              43,784
     Federal income tax payable                                                               -               73,810
     Other                                                                             1,212,681             962,095
                                                                                  --------------    ----------------
                  Total liabilities                                                   30,180,556          26,934,244
                                                                                  --------------    ----------------
SHAREHOLDERS' EQUITY
     Shares of beneficial interest, no par value; authorized
         shares unlimited, 7,007,402 shares issued                                    20,623,866          20,623,866
     Undistributed net income                                                          1,840,732             519,096
     Treasury shares, at cost (6,596 shares)                                             (16,490)            (16,490)
                                                                                  --------------    ----------------
                  Total shareholders' equity                                          22,448,108          21,126,472
                                                                                  --------------    ----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $     52,628,664   $      48,060,716
                                                                                  ==============    ================

These condensed financial statements should be read only in connection with the accompanying notes to condensed financial statements.

CHURCH LOANS & INVESTMENTS TRUST

(A Real Estate Investment Trust)

Condensed Statements of Income (Unaudited)
Three-month and nine-month periods ended
December 31, 2002 and 2001

                                                   Three-month periods ended         Nine-month periods ended
                                                          September 30,                      September 30,
                                                      2002             2001             2002              2001
                                                      ----             ----             ----              ----
INTEREST INCOME AND FEES
    Interest and fees on mortgage
      loans, church bonds, and
      interim construction loans                  $   1,133,408   $     1,182,924   $    3,275,479   $     4,042,027
    Interest on temporary
       investments                                       45,373            16,805          177,250            70,865
                                                  -------------   ---------------   --------------    --------------
          Total interest income and fees              1,178,781         1,199,729        3,452,729         4,112,892
                                                  -------------   ---------------   --------------    --------------
DEBT EXPENSE
    Interest                                            252,272           205,033          723,226           799,626
                                                  -------------   ---------------   --------------    --------------
          Total debt expense                            252,272           205,033          723,226           799,626
                                                  -------------   ---------------   --------------    --------------
          Net interest income                           926,509           994,696        2,729,503         3,313,266

PROVISION FOR POSSIBLE
    CREDIT LOSSES                                            -             45,000               -            135,000
                                                  -------------   ---------------   --------------    --------------
          Net interest income
            less provision for
            possible credit losses                      926,509           949,696        2,729,503         3,178,266

OTHER INCOME                                             62,311             8,038           76,523            24,180

OTHER OPERATING EXPENSES
    General and administrative                          184,760           181,880          533,062           536,096
    Board of Trust Managers' fees                        13,308            11,964           45,167            38,318
                                                  -------------   ---------------   --------------    --------------
          Total other operating expenses                198,068           193,844          578,229           574,414
                                                  -------------   ---------------   --------------    --------------
          Income before provision
              for taxes                                 790,752           763,890        2,227,797         2,628,032
PROVISION FOR INCOME TAXES                               43,740                -            66,064               481
                                                  -------------   ---------------   --------------    --------------
NET INCOME                                        $     747,012   $       763,890   $    2,161,733    $    2,627,551
                                                  =============   ===============   ==============    ==============
WEIGHTED AVERAGE NUMBER
    OF SHARES OUTSTANDING                             7,000,806         7,000,806        7,000,806         7,000,806
                                                  =============   ===============   ==============    ==============
NET INCOME PER SHARE                                 $ 0.11            $ 0.11          $ 0.31             $ 0.38
                                                  =============   ===============   ==============    ==============
DIVIDENDS PER SHARE                                  $   -             $ 0.36          $ 0.12             $ 0.46
                                                  =============   ===============   ==============    ==============

These condensed financial statements should be read only in connection with the accompanying notes to condensed financial statements.

CHURCH LOANS & INVESTMENTS TRUST

(A Real Estate Investment Trust)

Condensed Statements of Cash Flows (Unaudited)
Nine-month periods ended December 31, 2002 and 2001

                                                                                          Six-month periods
                                                                                         Nine-month periods
                                                                                          ended December 31,
                                                                                        2002               2001
CASH FLOWS FROM OPERATING ACTIVITIES                                                -------------    ---------------
     Net income                                                                     $   2,161,733    $     2,627,551
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation                                                                       5,157             11,755
         Provision for possible credit losses                                                  -             135,000
         Amortization of loan discounts                                                   (22,965)          (254,036)
         (Gain) on sale of other real estate                                               (9,321)                -
         Changes in:
           Accrued interest receivable                                                     37,473           (167,570)
           Accrued interest payable                                                        86,836           (115,734)
           Other liabilities                                                              250,586             32,953
           Federal income taxes payable                                                   (73,810)                -
           Other, net                                                                      17,692            (19,837)
                                                                                    -------------    ---------------
                  Net cash provided by operating activities                             2,453,381          2,250,082
                                                                                    -------------    ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in mortgage and interim construction
       loans and church bonds                                                         (22,538,359)       (13,769,194)
     Payments received on mortgage and interim
       construction loans and church bonds                                             17,553,294         17,571,296
     Advances of notes receivable                                                        (249,907)          (476,780)
     Payments received on notes receivable                                                491,999            420,616
     Proceeds from sale of other real estate                                              378,627                 -
     Additional investment in other real estate                                           (30,511)                -
                                                                                    -------------    ---------------
                  Net cash provided (used) by investing activities                     (4,394,857)         3,745,938
                                                                                    -------------    ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Borrowings on notes payable                                                       23,976,109         14,884,868
     Principal payments on notes payable                                              (20,993,409)       (19,939,468)
     Cash dividends paid                                                                 (840,097)          (700,080)
                                                                                    -------------    ---------------
                  Net cash provided (used) by financing activities                      2,142,603         (5,754,680)
                                                                                    -------------    ---------------
                  Increase in cash and cash equivalents                                   201,127            241,340
CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                                                  134,889            113,142
                                                                                    -------------    ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $     336,016    $       354,482
                                                                                    =============    ===============
Supplemental disclosure of cash flow information

     Cash paid during the period for interest                                       $     636,390    $       915,360
                                                                                    =============    ===============
     Real estate acquired through foreclosure                                       $     515,585    $     1,086,975
                                                                                    =============    ===============

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

NOTE 2 - WEIGHTED AVERAGE INTEREST RATES Rates

Weighted average interest rates and net interest rate margins at December 31, 2002 and 2001, were as follows:

                                            Mortgage and interim
                                            construction loan and              Total           Net interest
                                            church bond portfolio          indebtedness         rate margin
                                            ---------------------          ------------        ------------
         December 31, 2002                          8.24%                    3.25%                4.99%
         December 31, 2001                         10.12%                    3.75%                6.37%

NOTE 3 - CONTRACTUAL MATURITIES

Scheduled principal payments on mortgage loans, church bonds and interim construction loans and indebtedness (including notes payable) outstanding at December 31, 2002, for the five twelve-month periods subsequent to December 31, 2002, follow:

                  Twelve-month period                 Mortgage loans, church bonds
                   ending December 31,               and interim construction loans            Indebtedness
                  --------------------               ------------------------------          ---------------
                      2003                                 $    16,047,776                   $    28,837,255
                      2004                                       1,939,308                                -
                      2005                                       2,030,970                                -
                      2006                                       2,080,766                                -
                      2007                                       2,212,304                                -

CHURCH LOANS & INVESTMENTS TRUST

(A Real Estate Investment Trust)
Notes to Condensed Financial Statements (Unaudited)

NOTE 4 - MORTGAGE LOANS, CHURCH BONDS AND INTERIM CONSTRUCTION LOANS

Mortgage loans, church bonds and interim construction loans on which the accrual of interest had been discontinued amounted to $1,618,805 and $1,298,462 at December 31, 2002 and 2001, respectively. If interest on these mortgage loans, church bonds and interim construction loans had been accrued as earned, interest and fees on loans in the accompanying condensed statements of income would have been increased by approximately $45,000 and $116,000 for the nine-month periods ended December 31, 2002 and 2001, respectively. Interest income actually recognized during 2002 and 2001 was approximately $16,000 and $639,000, respectively. Interest income recognized during 2001 includes approximately $585,000 of interest collected on the pay-offs of three nonaccrual loans.

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

This information is an integral part of the accompanying condensed financial statements

CHURCH LOANS & INVESTMENTS TRUST

(A Real Estate Investment Trust)

Item 2. Management's Discussion and Analysis or Plan of Operation

Results of Operations - Three-Month and Nine-Month Periods Ended December 31, 2002 as Compared to the Three-Month and Nine-Month Periods Ended December 31, 2001:

Revenues

The Trust's revenues are derived from interest income earned on loans as well as, to a lesser degree, interest earned on church bonds and short-term investments. Such revenues decreased by $20,948 and $660,163 for the three-month and nine-month periods ended December 31, 2002, respectively, as compared to the corresponding periods in 2001 and is primarily due to payments on three nonperforming loans during 2001 as discussed below and a decrease in net interest rate margin during 2002.

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

Performing loans outstanding were $49,835,271 and $36,797,402 at December 31, 2002 and 2001, respectively. The average rate of return of the mortgage loan and church bond portfolio decreased from 10.12% at December 31, 2001 to 8.24% at December 31, 2002.

Interest Expense

The most significant expense item is interest expense which comprised the majority of total operating expense for each of the three-month and nine-month periods ended December 31, 2002 and 2001. The increase of $47,239 in interest expense during the three-month period ended December 31, 2002 is primarily from an increase in the average debt balance. The decrease of $76,400 in interest expense during the nine-month period ended December 31, 2002 is primarily from a decrease in the weighted average interest rate on all indebtedness from 3.75% at December 31, 2001 to 3.25% at December 31, 2002.

CHURCH LOANS & INVESTMENTS TRUST

(A Real Estate Investment Trust)

Item 2. Management's Discussion and Analysis or Plan of Operation (Continued)

Results of Operations - Three-Month and Nine-Month Periods Ended December 31, 2002 as Compared to the Three-Month and Nine-Month Periods Ended December 31, 2001:

Other Income

Other income was $62,311 and $76,523 for the three-month and nine-month periods ended December 31, 2002 as compared to $8,038 and $24,180 for the same periods ended in 2001. This increase is primarily due to current year reimbursement of expenses related to inspections performed at customer sites.

New Accounting Standards

On April 1, 2002, the Trust adopted Financial Accounting Standards Board Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. The adoption of the new standards did not have an impact on the Trust's financial statements.

Item 3. Controls and Procedures

The Trust's chief executive officer and its senior vice president are charged with making an evaluation of the Trust's disclosure controls and procedures. These controls and procedures are designed to ensure that information required to be disclosed in reports mandated by the Securities Exchange Act of 1934 is recorded, communicated to management, and accurately reported within the required time periods. The Trust's chief executive officer and senior vice president have concluded, based upon their evaluation of these controls and procedures as of December 31, 2002, that the Trust's disclosure controls and procedures are effective.

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

CERTIFICATION PURSUANT TO 18
U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Church Loans & Investments Trust (the Trust) on Form 10-QSB for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Kelly Archer, President and CFO of the Trust, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Trust.

Dated: February 13, 2003	/s/ Kelly Archer ______________________________ Kelly Archer, President & CFO

EXHIBIT 99.2

CERTIFICATION PURSUANT TO 18
U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Church Loans & Investments Trust (the Trust) on Form 10-QSB for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Robert Fowler, Senior Vice President of the Trust, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Trust.

Dated: February 13, 2003	/s/ Robert Fowler ______________________________ Robert Fowler, Senior Vice President

CHURCH LOANS & INVESTMENTS TRUST

SIGNATURES

(A Real Estate Investment Trust)

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHURCH LOANS & INVESTMENTS TRUST

By	/s/ B. R. McMorries ______________________________ B. R. McMorries, Chairman	Dated: February 13, 2003

By	/s/ Kelly Archer ______________________________ Kelly Archer Chief Financial Officer	Dated: February 13, 2003

CERTIFICATIONS BY THE PRESIDENT & CFO

I, Kelly Archer, certify that:
1.	I have reviewed this quarterly report on Form 10-QSB of Church Loans & Investments Trust;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
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
5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:
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
6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Dated: February 13, 2003	/s/ Kelly Archer ______________________________ Kelly Archer, President & CFO

CERTIFICATIONS BY THE SENIOR VICE PRESIDENT

I, Robert Fowler, certify that:
1.	I have reviewed this quarterly report on Form 10-QSB of Church Loans & Investments Trust;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
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
6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Dated: February 13, 2003	/s/ Robert Fowler ______________________________ Robert Fowler, Senior Vice President