Form 10KSB
period 2003-03-31
CHURCH LOANS & INVESTMENTS TRUST
filed 2003-06-27
CIK 20199

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[ X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2003

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

Yes    X         No

           Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference of Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [ X ]

                     Issuer's revenues for its most recent fiscal year: $4,902,182.

                     The aggregate market value of the voting stock held by non-affiliates of the registrant is $22,492,596 as of May 28, 2003.

           The number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2003 is 7,000,806 shares of beneficial interest.

Documents Incorporated by Reference:

            Portions of the Annual Report to Shareholders for the year ended March 31, 2003, are incorporated by reference into Parts II and III.

            Exhibits 3(a) and 3(b) included in Form S-11 under File No. 2-51235 are incorporated by reference into the List of Exhibits, Item 13(a) of Part III.

TABLE OF CONTENTS

INDEX

FORM 10-KSB ANNUAL REPORT - 2003

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

As of March 31, 2003, the Trust has 87 permanent and interim mortgage loans and investments in church bonds having a principal balance of $54,772,437, with the average principal amount thereof being $629,568. The interest rates on these loans vary from 4.75% to 12% per annum with the weighted average interest rate of mortgage loans and church bonds being 7.80% per annum at March 31, 2003.The original terms of these loans vary from one year to thirty years, with the majority being for a term of twenty years.

During the fiscal year of the Trust ending March 31, 2003, the net income of the Trust was $3,113,639, as compared to $3,281,795 in fiscal 2002, a decrease of 5.12%. Such decrease in net income of the Trust was due to a decrease in the Trust's net interest income. Net interest income of the Trust was lower in fiscal 2003 as compared to fiscal 2002 due to several reasons, including: (a) the payment in 2002 of several loans owing to the Trust that were previously characterized as non-performing, and (b) a decrease in the net interest rate margin of the Trust.

The net income of the Trust for each of the quarters during fiscal 2003 was as follows: first quarter- $767,801; second quarter-$646,919; third quarter-$747,012; and fourth quarter-$951,907.

The operational expense of the Trust increased from $785,512 during fiscal 2002 to $830,160 in fiscal 2003. The operational expense of the Trust included general and administrative expenses and compensation to members of the Board of Trust Managers.

During fiscal 2003, the Trust advanced loan proceeds of $25,465,901 on 13 interim loans and 15 permanent loans. Most, if not all, of such loans bear interest at a variable rate varying from 1.5% to 2% per annum in excess of the prime rate of interest published by the Wall Street Journal and known as the "Wall Street Journal Prime."

During fiscal 2003, the Trust employed a total of 5 full time employees and employed, as needed, two additional part-time persons who work on a contract basis

The business conditions in which the Trust operates has become more competitive in the past several years as more and more banks are re-entering the business of making loans to churches, especially the more desirable, less risky, church loans. If this trend continues, the rates and fees which the trust can charge may decrease. However, loan demand remains good as evidenced by the number of loan requests received by the Trust and the number of loan commitments outstanding as of March 31, 2003.

At your request, we will provide you, without charge, a copy of any exhibits to this Annual Report on Form 10-KSB. If more information is needed, please call, write or e-mail us at:

Church Loans & Investments Trust
Attn: Mr. Kelly Archer
5305 I-40 West
Amarillo, Texas 79106
Telephone: (806) 358-3666
E-mail: karcher@churchloans.com

The Trust's fiscal year ends on March 31. The Trust files annual, quarterly and other information with the Securities and Exchange Commission (the "SEC"). You may read and copy any materials the Trust files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C.

20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Furthermore, the Trust's SEC filings are also available to the public at the SEC maintained internet site at http://www.sec.gov. The internet address of the Trust is http://www.churchloans.com. The Trust website includes a link to the SEC website referred to above at which the Trust's SEC filings are available.

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

As previously mentioned, the Trust's primary business is the making of mortgage loans to churches and other nonprofit organizations and assisted living centers. The Declaration of Trust restricts the investments of the Trust to loans secured by a first mortgage, deed of trust, or other lien covering real property with the amount of such loans not to exceed 66 2/3% of the value of the real property securing such loan. However, the Trust has made one loan in May of 2003 for $150,000 that is secured by a second mortgage lien against real estate having a total estimated value of $7,312,100. Such loan is second and inferior to a loan secured by a first mortgage in the approximate amount of $2,500,000. The Declaration of Trust may not be amended without the affirmative vote of two-thirds (2/3rds) of the Certificates of Beneficial Interest entitled to vote. The Board of Trust Managers' general policy is to limit investment of Trust assets in any one mortgage loan to not more than $3,000,000. However, at the discretion of the Board of Trust Managers, the Trust may make and has made loans in excess of such limit. All such investment in mortgage loans is for the purpose of earning income for the Trust.

Item 3 - LEGAL PROCEEDINGS

None

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

Item 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

There is no established public trading market for the shares of beneficial interest of the Trust. During fiscal year 2003 a total of 104,742 shares were sold in the secondary market at prices ranging from $2.90 to $4.00 per share. The last sale during the fiscal year was at $3.10 per share. During fiscal year 2002 a total of 210,422 shares were sold in the secondary market at prices ranging from $2.90 to $3.06 per share.

The range of high and low bid information for shares of beneficial interest of the Trust for each quarter within the last two fiscal years is as follows:

                                       Fiscal 2003     Fiscal 2002
                  Quarter              High   Low      High   Low
                  ---------------      ----   ----     ----   ----
                  April-June           3.10   2.90     2.90   2.90

                  July-September       3.10   3.00     3.00   2.90

                  October-December     3.50   2.00     3.06   2.90

                  January-March        4.00   3.00     3.00   2.90

The source of the above information is the Trust's own records. The Trust serves as the Transfer Agent for its own shares.

(b) Holders

At March 31, 2003 there were 2,358 shareholders of the Trust.

(c) Dividends

Cash dividends on all outstanding shares of beneficial interest in the Trust are declared twice annually, for the 3 month period ending March 31, and the 9 month period ending December 31. In fiscal year 2002, the Trust paid a cash dividend of $.46 per share. In fiscal year 2003 the Trust paid a total cash dividend of $.40 per share.

(d) Securities authorized for issuance under equity compensation plans.

None.

(e) Sales of Unregistered Securities.

None.

Item 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-looking Statement Disclaimer

The following Management's Discussion and Analysis includes forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact made herein are forward-looking, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "believe," "continue" or other similar words. Such forward-looking statements are based upon management's current plans and expectations and are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements, including the following:

  Competition in the business of making loans to churches;
  A decline in the general economic conditions;
  A decline in real estate values thereby affecting the value of the collateral securing the loans made by the Trust;
  A rise in interest rates resulting in higher cost of funds to the Trust prior to the re-pricing of the loans owing to the Trust;
  Inability of the Trust to borrow funds and at reasonable rates of interest;
  General risks of lending;
  Change in federal or state laws affecting the Trust's operations;
  Loss of critical management; and
  Other risks.

These risks and uncertainties are not intended to be exhaustive and should be read in conjunction with other cautionary statements made herein.

Results of Operations 2003 compared to 2002

During the fiscal year ended March 31, 2003, interest income and fees of the Trust decreased by $389,632 (7.36%) over the previous fiscal year. However, the interest income of the Trust for the fiscal year ended March 31, 2002 was significantly influenced by the payment of several loans owing to the Trust that were previously characterized as non-performing. The pay-off of these loans resulted in an additional recognition of interest income of approximately $586,000 in fiscal 2002 as compared with interest income recognized in fiscal 2003 on the pay-off of loans previously characterized as non- performing of approximately $164,000, a difference of $422,000. Interest income and fees of the Trust after deducting the interest income received on the payment of loans which were previously characterized as nonperforming was $4,738,182 in fiscal 2003 as compared to $4,705,814 in fiscal 2002, an increase of $32,368 or 0.69%.

The decrease in interest income and fees of the Trust in fiscal 2003 was also attributable to a decrease in the interest rates on the Trust's loan portfolio. The average interest rate on loans and church bonds held by the Trust decreased from 9.14% as of March 31, 2002, to 7.80% as of March 31, 2003.

There was a slight increase in the amount of performing interim loans held by the Trust from $15,317,011 as of March 31, 2002, to $15,672,768 as of March 31, 2003, and there was an increase in performing mortgage loans and church bonds during the recent fiscal year from $30,507,636 as of March 31, 2002, to $35,689,239 as of March 31, 2003. In addition, non-performing loans increased from $1,151,907 as of March 31, 2002, to $2,834,574 as of March 31, 2003. Therefore, the total performing and non-performing mortgage loans, church bonds and interim loans held by the Trust increased from $46,976,554 as of March 31, 2002, to $54,196,581 as of March 31, 2003. This increase is partially the result of a decrease in the payments received on mortgage and interim loans during fiscal 2003 of $17,755,086 as compared to $27,454,632 during fiscal 2002. This represents a decrease of $9,699,546 or 35.33%. The increase in mortgage loans, church bonds and interim loans held by the Trust was offset by a decrease in the investment by the Trust in mortgage and interim loans from $32,691,886 for the fiscal year ended March 31, 2002, to $25,465,901 during the fiscal year ended March 31, 2003. The decrease in the investment by the Trust in mortgage loans also contributed to a decrease of $19,145 in commitment fees earned by the Trust in fiscal 2003 as compared to fiscal 2002.

The net income of the Trust for fiscal 2003 was $3,113,639 ($.44 per share), a decrease of $168,156 (5.12%) from the previous fiscal year. Such decrease was primarily attributable to a decrease in the Trust's net interest income. Net interest income decreased from $4,302,595 in fiscal 2002 to $3,927,582 in fiscal 2003, a decrease of $375,013 (8.72%) from fiscal 2002.

The decrease in the net income of the Trust for fiscal 2003 was offset by a slight decrease in the interest expense of the Trust. In fiscal 2003, the average aggregate amount of total debt outstanding was $7,945,467 more than in fiscal 2002. However, the weighted average interest rate decreased from 5.12% for the year ended March 31, 2002, to 3.58% for the year ended March 31, 2003. The interest expense of the Trust decreased from $989,219 for the fiscal year ended March 31, 2002, to $974,600 for the fiscal year ended March 31, 2003, a decrease of $14,619 or 1.48%. The average month-end balance of the indebtedness owing by the Trust increased from $19,125,126 for the fiscal year ended March 31, 2002, to $27,070,593 for the fiscal year ended March 31, 2003. Such increase was due to an increase in the debt of the Trust resulting from the decrease in the payments received by the Trust on mortgage and interim loans. The effect on interest expense of increased debt was offset by the decrease in the Trust's cost of funds as previously mentioned.

Income from the realization of loan discounts from loan purchases decreased from $264,694 for the year ended March 31, 2002, to $40,528 for the year ended March 31, 2003, a decrease of $224,166.

General and administrative expenses of the Trust increased from $733,957 for the fiscal year ended March 31, 2002, to $771,378 for the fiscal year ended March 31, 2003, an increase of $37,421 or 5.10%.

Dividends related to fiscal 2003, without regard to dates they were declared, were $2,730,315 or $.39 per share as compared to $3,360,387 or $.48 per share for fiscal 2002. The decrease in dividends paid was primarily attributable to a decrease in the net income of the Trust. As a real estate investment trust, the Trust was required by Section 857 of the Internal Revenue Code to distribute not less than 95% of its taxable net income to its shareholders. In 1999, Section 857 of the Code was amended to reduce this requirement to not less than 90%. In fiscal 2002 and 2003, the Trust elected to reduce its dividends based upon this lower requirement. Dividends are based on taxable income which varies from net income reported in the financial statements because of temporary differences (differences between the tax basis of an asset or liability and its reported amount in the financial statements that will result in taxable or deductible amounts in future years). In fiscal 2002, the Trust distributed dividends equal to 92.7% of its net taxable income as compared to 92.5% in fiscal 2003. Future dividends may be more or less than the net income reported in the financial statements because of variances in these temporary differences.

During fiscal 2003, the prime interest rate decreased from 4.75% at the beginning of the fiscal year to 4.25% at the close of the fiscal year. Should the prime interest rate decrease during fiscal 2004, the interest expense of the Trust will generally decrease and the net income of the Trust will, in turn, generally increase. Should the prime interest rate increase during fiscal 2004, the interest expense of the Trust will generally increase and the net income of the Trust will, in turn, generally decrease.

Other income of the Trust increased from $32,203 for fiscal 2002 to $86,145 for fiscal 2003. Included in fiscal 2003 income is a gain of $9,320 on the sale of properties which the Trust had obtained through foreclosure.

Liquidity and Capital Resources

The Trust is engaged primarily in the business of making permanent and interim loans to churches and other non-profit organizations, and to other borrowers, including businesses engaged in the building and operation of assisted living centers. At March 31, 2003, the Trust had five loans to two different borrowers which are secured by assisted living centers which totaled approximately $7,961,000. Three of these loans were to affiliated borrowers totaling approximately $1,660,000 and with the remaining two loans to another borrower totaling approximately $6,301,000.

The assets of the Trust primarily consist of its loan portfolio, real estate acquired through foreclosure and its office building and facilities. The operational expense of the Trust is comprised of the maintenance of its office building, the payment of the salaries of its management and support staff, office expenses, fees paid to the Board of Trust Managers, and the payment for legal and accounting services. Substantially all of the Trust assets are invested in the permanent and interim loans made by the Trust. The only potential liquidity problems of the Trust are related to the timely and proper repayment by the Trust of the leveraged funds it has borrowed to make loans in excess of its capital and the ability to fund loan commitments which totaled approximately $8,300,000 at March 31, 2003. All of the indebtedness of the Trust is generally classified as short term having maturities ranging from "on demand" to maturities repayable over various periods extending through fiscal 2004.

All of the debt obligations of the Trust outstanding as of March 31, 2003, in the amount of $32,370,714 will mature in fiscal 2004. These debt obligations primarily consist of the Trust's bank line of credit and Master Note Agreements. As of April 14, 2003, the Trust modified its loan agreement with the Amarillo National Bank thereby increasing the line of credit from $24,000,000 to $35,000,000. Although the Trust's bank line of credit matures in fiscal 2004, it is anticipated that the line of credit will be renewed annually. In the event that the bank elects not to renew the line of credit, the Trust may under the terms of the loan agreement retire the line of credit over a period of time, not to exceed five years, equal to the weighted average remaining term of all real estate lien notes of the Trust which are pledged to secure the bank line of credit.

At March 31, 2003, loans to the Trust under Master Note Agreements, which are in effect demand notes, total $13,448,714. In the past, the Trust has utilized its bank line of credit and the principal paid to the Trust upon its outstanding loan portfolio in order to meet its maturing obligations.

At March 31, 2003, the balance which could be borrowed by the Trust upon its bank line of credit was $5,078,000. The principal payments scheduled to be received by the Trust upon its loan portfolio for the years ending March 31, 2004 and 2005 are $17,512,433 and $2,140,143, respectively. Assuming all of these scheduled principal payments are received, these payments, together with the balance available to the Trust on its bank line of credit, would not provide the Trust with sufficient funds to meet its maturing obligations and fund loan commitments without the necessity of the Trust borrowing funds from other sources.

As mentioned above, the Trust obtained an increase in its bank line of credit from $24,000,000 to $35,000,000 effective April 14, 2003. Based upon the success of the Trust to obtain borrowings in the past, the Trust is confident that, should it be necessary, it will be able to obtain additional bank financing in the future in sufficient amounts for the Trust to timely meet all of its obligations.

Should all the scheduled principal payments upon loans made by the Trust not be received, and should the Trust be unable to borrow against its line of credit, and should borrowings from other sources not be available, it would be necessary for the Trust to sell a portion of its mortgage loan portfolio in order for it to meet all of its financial obligations. At March 31, 2003, the principal balance of the loan and church bond portfolio of the Trust was $54,196,581, net of unamortized purchase discounts. The weighted average interest rate on loans and church bonds was 7.80% per annum. In view of the normal marketability of conventional loans, the Trust might be required to discount a majority of these loans in order for them to be attractive for purchase. The principal amount of these loans if discounted to yield a weighted average interest rate of 12%, 14% and 16% would be $35,227,778, $30,195,236, and $26,420,831, respectively. There is no assurance that the Trust would be able to sell all, or a portion of, its portfolio of loans, in which event, it would be necessary for the Trust to secure a loan, or loans, from a lender in order for the Trust to meet its financial obligations. There is no assurance that the Trust would be able to secure a loan in such instance. The Trust has sold only one of the loans in its mortgage loan portfolio and, therefore, has limited experience in this area.

Principal payments scheduled to be received by the Trust upon its permanent loan portfolio during the years ending March 31, 2004 and 2005, if not used to fund new loan commitments, would be used to reduce the outstanding indebtedness of the Trust. Should the Trust use the payments of principal which shall be received upon its loan portfolio to reduce its outstanding indebtedness, the interest expense of the Trust will decrease. In such instance, whether the decrease in the interest income will exceed, or be less than, the decrease in the interest expense will largely be dependent upon the prime rate of interest prevailing at such time due to the fact that the interest to be earned by the Trust upon its mortgage loan portfolio is generally based upon a fixed rate of interest or a variable rate of interest that periodically reprices, while the interest to be paid by the Trust upon its outstanding debts is directly, or indirectly, tied to the prime rate of interest charged by major domestic banks.

As of March 31, 2003, a substantial portion of the promissory notes evidencing the loans made by the Trust have been pledged to secure the Trust's bank line of credit. Promissory notes totaling $22,258,871 were pledged against the bank line of credit which had a total outstanding balance of $18,922,000. The required collateral for this bank loan was $20,814,200, leaving an excess of promissory notes which have been pledged to secure said bank notes of $1,444,671. These excess promissory notes may be reassigned by the bank to the Trust to be sold in order for the Trust to meet its financial obligations. Should it be necessary, in order for the Trust to meet its financial obligations, these excess notes amounting to $1,444,671 and other additional promissory notes in the approximate amount of $31,937,710 (for a total amount of $33,382,381) would be available to be sold by the Trust to meet its financial obligations. Should the excess promissory notes be assigned by the bank to the Trust as heretofore described, the bank line of credit would continue to be secured by the required ratio of notes pledged to the principal balance of the bank line of credit. There is no assurance that the Trust would be able to sell all, or any portion of, these notes.

Cash flows from operating activities consists primarily of net income. The primary components of net income are interest income and expense. Interest income should continue to be the main source of cash provided by operating activities; however, the availability of this cash flow is dependent upon the ability of the borrowers to repay loans. Although there was an increase in the amount of non-performing loans as of March 31, 2003, compared to March 31, 2002, cash provided by operating activities has been and is expected to be a relatively stable source of cash flow.

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

Inflation

At March 31, 2003, the weighted average interest rate on the mortgage loan and church bond portfolio of the Trust was 7.80% per annum while the weighted average interest rate upon all borrowings of the Trust was 3.25% per annum. Although a majority of the loans constituting the loan portfolio of the Trust have been made at variable rates of interest that generally reprice either daily, annually, or otherwise periodically, a portion of the loans constituting the Trust's loan portfolio have been made at fixed rates of interest and therefore are not subject to being increased or decreased during the term of the loan. All of the indebtedness of the Trust is either directly or indirectly tied to the prime rate of interest charged by major banking institutions and, therefore, is subject to fluctuation. During periods of inflation, the prime rate of interest charged by major banking institutions, as well as the interest rate or cost of borrowing money from any lender, generally increases. Consequently, during an inflationary period the interest expense of the Trust would increase. Since the interest income of the Trust would not increase as rapidly, an increase in the interest expense of the Trust would decrease the net income of the Trust. However, interest income should subsequently increase as variable rate loans reprice. Should the amount of the loans and the amount of the indebtedness of the Trust remain constant, and should the weighted average interest rate upon the indebtedness increase to approximately 13.06% per annum, the interest income and the interest expense of the Trust would be substantially equal.

New Accounting Standards

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under these rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Trust applied the new rules on accounting for goodwill and other intangible assets as of April 1, 2002. Application of the nonamortization provisions of the statement did not have an effect on net income as the Trust currently has no goodwill or other intangibles.

The Trust does not believe the adoption of any recently issued pronouncements by the Financial Accounting Standards Board will have a significant impact on its financial statements.

Item 7: FINANCIAL STATEMENTS

Financial Statements at March 31, 2003, and 2002 and for each of the years in the two-year period ended March 31, 2003, are incorporated by reference from Pages 17 through 33 of the 2003 Annual Report to Shareholders.

The report of independent auditors with respect to the financial statements at March 31, 2003, and 2002 and for each of the years in the two-year period ended March 31, 2003 is incorporated by reference from Page 16 of the 2003 Annual Report to Shareholders.

Item 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

Item 9: DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a) Board of Trust Managers. The following information is furnished as to each individual who now serves as a member of the Board of Trust Managers of the Trust:

B. R. McMorries, age 76, is a consulting engineer. He has served as a Trust Manager since 1963. He serves as Chairman of the Board of Trust Managers. Mr. McMorries was recently elected to the Board of Directors of Colonial Trust Company, also a reporting company.

Larry Brown, age 60, is the President of Larry Brown Realtors, Inc. and is a licensed realtor. He has served as a Trust Manager since 1981. He serves as Vice-Chairman of the Board of Trust Managers.

Alfred J. Smith, age 68, is in the independent oil and gas production business. Mr. Smith has served as a Trust Manager since 1999. He serves as Secretary of the Board of Trust Managers.

Jack R. Vincent, age 73, is engaged in farming and ranching operations. He has served as a Trust Manager since 1989.

Steve Rogers, age 55, is the President of Steve Rogers Co., a real estate appraisal firm. He has served as a Trust Manager since 1990.

Mike Bahn, age 59, is the President of Amarillo Blueprint Co., an office equipment and supply and reproduction services business. He has served as a Trust Manager since 1997.

Terry Hays, age 52, is the Information Systems Manager for the law firm of Perdue, Brandon, Fielder, Collins and Mott. Mr. Hays has served as a Trust Manager since 1998.

Michael W. Borger, age 48, is the President of Turnkey Leasing, Ltd., an equipment leasing business. Mr. Borger was elected to the Board of Trust Managers by the existing Board of Trust Managers in April of 2002. Mr. Borger previously served as a Trust Manager from 1988 to 1990. Mr. Borger was recently elected to the Board of Directors of Colonial Trust Company, also a reporting company

(b) Executive Officers. The following information is furnished as to each individual who now serves as an executive officer of the Trust who is not mentioned under "Board of Trust Managers" above:

M. Kelly Archer, age 51, serves as President, Manager of Operations and Chief Financial Officer of the Trust. As such, Mr. Archer functions as the Executive Officer of the Trust. Mr. Archer has served in this capacity for 21 years.

Robert E. Martin, age 53, serves as the Senior Vice-President-Lending for the Trust. Mr. Martin has served in such capacity since 1999. Prior to serving in such capacity, Mr. Martin served as the President/CEO of Santa Fe Federal Credit Union. Mr. Martin also served as a member of the Board of Trust Managers of the Trust prior to becoming an employee of the Trust.

Robert E. Fowler, age 50, serves as the Senior Vice-President-Accounting and Information Systems for the Trust. Mr. Fowler has served in such capacity for 21 years.

(c) Compliance with Section 16(a) of the Securities Exchange Act of 1934. Based upon information provided to the Trust by individual Trust Managers and Executive Officers, the Trust believes that during the preceding fiscal year the Trust Managers and Executive Officers have complied with all such applicable filing requirements.

(d) The Trust has an Audit Committee which consists of Messers McMorries, Smith, Hays, Vincent and Borger. This committee, which met fourteen times during the Trust's last fiscal year, is primarily responsible for: reviewing the activities of the Trust's independent auditors; reviewing and evaluating recommendations of the auditors; recommending areas of review to the Trust management; and reviewing and evaluating the Trust's accounting policies, reporting practices and internal controls.

Item 10: EXECUTIVE COMPENSATION

(a) Executive Officers:

The following table sets forth certain information regarding compensation paid during each of the Trust's last three fiscal years to the Trust's Manager of Operations (CEO). The Trust has no other executive officers whose salary, bonuses and other compensation earned during fiscal 2003 exceeded $100,000 for services rendered in all capacities.

                                              Annual Compensation
                                          -------------------------------
                                  Fiscal                     Other Annual
Name and Principal Position        Year    Salary    Bonus   Compensation
------------------------------     ----   --------   ------  ------------
  CEO-M. Kelly Archer              2003   $107,625   $4,500   $ 18,900
         Manager of Operations     2002    108,350      0       18,225
                                   2001    108,510      0       14,490

(b) Trust Managers' Compensation:

The Board of Trust Managers of the Trust were paid $57,300 in cash as a group during the last fiscal year for services as Trust Managers. The Chairman of the Board of Trust Managers, B. R. McMorries, is paid $500 per month for serving in such capacity. The remaining members of the Board of Trust Managers are paid $300 per month for serving as a member of the board. All Trust Managers are paid an additional $100 per board or committee meeting attended. In addition, a Trust Manager receives $400 per day for their services when out of town on trust business.

The members of the Board of Trust Managers of the Trust are not otherwise employed or compensated by the Trust.

Item 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) No persons owned beneficially more than five (5) percent of the shares of beneficial interest in the Trust as of March 31, 2003.

(b) The following table indicates the number of shares of beneficial ownership interest in the Trust owned by the Board of Trust Managers and Executive Officers, individually and as a group:

     Name and Address of                Amount of and Nature          Percent
     Beneficial Owner                  of Beneficial Ownership *     of Class
     ----------------------------      -----------------------       --------

           B. R. McMorries                    302,583                 4.322%

             Larry Brown                      50,989                  0.728%

           Jack R. Vincent                     9,576                  0.137%

            Steve Rogers                       1,300                  0.019%

              Mike Bahn                        1,650                  0.024%

             Terry Hays                        2,566                  0.037%

           Alfred J. Smith                    38,393                  0.548%

          Michael W. Borger                   13,850                  0.198%

           M. Kelly Archer                    144,855                 2.069%

          Robert E. Fowler                     5,176                  0.074%

          Robert E. Martin                    3,412                   0.049%

       All Trust Managers and                 574,350                 8,204%
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

Item 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Trust issues a limited number of "Master Notes" which are unsecured debt instruments of the Trust. The Trust pays the obligee of such notes interest at the rate of one percent per annum (1%) less than the prime lending rate of Amarillo National Bank, the Trust's primary lender. As of March 31, 2003, the Trust had entered into Master Note Agreements with B. R. McMorries, Chairman of the Board of Trust Managers, as Trustee of the McMorries Family Trust, in the amount of $163,448; Larry Brown, Vice-Chairman of the Board of Trust Managers and related persons, in the amount of $357,087; the First State Bank, Happy, Texas of which Jack R. Vincent, member of the Board of Trust Managers, owns, either directly or indirectly, 10% or more of the outstanding stock, in the amount of $750,000; Jack R. Vincent, a member of the Board of Trust Managers, in the amount of $167,499; Morgan Financial, a partnership in which Michael W. Borger, member of the Board of Trust Managers, owns a controlling interest, in the amount of $406,200; and M. Kelly Archer, President and Manager of Operations of the Trust, in the amount of $68,918. The terms of such Master Notes and Certificates are the same as Master Notes and Certificates entered into with other unrelated persons, except as to the amounts thereof.

Item 13: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The Exhibits listed on the accompanying Index to Exhibits are filed as a part of this Annual Report.

(b) Reports on Form 8-K

The Trust filed Form 8-K on June 9, 2003 reporting that pursuant to authority granted by the Board Trust Managers of the Trust, on Tuesday, June 3, 2003, the Strategic Planning Committee of the Board of Trust Managers authorized the Trust to proceed to register an offering of an additional 7,000,000 shares of beneficial interest in the Trust at a price of $3.00 per share. It is the intent of the Trust to immediately pursue the registration of such shares.

Item 14: CONTROLS AND PROCEDURES

The Trust's Chief Executive Officer and it's Senior Vice President are in charge of making an evaluation of the Trust's disclosure controls and procedures. These controls and procedures are designed to ensure that information required to be disclosed and reports mandated by the Securities Exchange Act of 1934 is recorded, communicated to management and accurately reported within the required time period. Within ninety (90) days prior to the date of filing of this Annual Report, the Trust's Chief Executive Officer and Senior Vice President carried an evaluation of the design and operation of the Trust's disclosure controls and procedures. Based upon this evaluation, the Trust's Chief Executive Officer and Senior Vice President have concluded that the Trust's disclosure controls and procedures are effective.

There have been no significant changes in the Trust's internal controls or in the factors that could significantly affect these controls substantiate to the date of their evaluation.

Item 15: PRINCIPAL ACCOUNTANT'S FEES AND SERVICES

The Board of Trust Managers has selected Clifton Gunderson LLP, independent certified public accountants, as the auditors of the financial statements of the Trust for the fiscal year ending March 31, 2004. At the meeting the shareholders to be held on July 18, 2003, the shareholders will vote upon a proposal to ratify the selection of this firm as auditors. No member of such firm, or any associate thereof, has any financial interest in the Trust.

The aggregate fees billed for professional services rendered for the audit of the Trust's annual financial statements for the most recent fiscal year, the review of the financial statements included in the Trust's Form 10-QSB for such fiscal year or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements were $51,675 as compared to $51,225 for the fiscal year ended March 31, 2002. The aggregate fees billed the Trust for tax services, including preparation of the Trust's tax return and tax related matters, were $5,970 for the most recent fiscal year as compared to $7,130 for the fiscal year ended March 31, 2002. There were no other fees billed in each of the last two fiscal years for services rendered by the principal accountant, Clifton Gunderson LLP for other services not included above.

Before Clifton Gunderson LLP was engaged by the Trust to render audit or non-audit services, the engagement is approved by the Trust's Audit Committee. Furthermore, the accountant's engagement to render tax services is also approved by the Trust's Audit Committee prior to the engagement. There were no audit-related fees that were not included under the Audit Fees set forth above. Nor were there any other fees not included within the Audit Fees and the Tax Services Fees.

All hours expended on the principal accountant's engagement to audit the Trust's Financial Statements for the most recent fiscal year were attributed to work performed by Clifton Gunderson LLP's full-time, permanent employees.

CHURCH LOANS & INVESTMENTS TRUST

INDEX TO EXHIBITS

Item 13(a)

(2)	None

(3)	Declaration of Trust of Church Loans & Investments Trust, as amended, has been previously filed under File No. 2-51235 and is incorporated herein by reference.

Bylaws of Church Loans & Investments Trust, as amended, has been previously filed under File No. 2-51235 and is incorporated herein by reference.

(4)	None other than those listed in (3) above.

(9)	None

(10)	None

(11)	Statement regarding computation of per share earnings -omitted since information necessary to make the computation is included in the Financial Statements and Note 4 thereto.

(13)	Pages 16 through 33 of the 2003 Annual Report to Shareholders

(16)	None

(18)	None

(21)	None

(22)	None

(23)	None

(24)	None

(99.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: President and Chief Financial Officer

(99.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: Senior Vice President

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHURCH LOANS & INVESTMENTS TRUST

By	/s/ B. R. McMorries ______________________________ B. R. McMorries Chairman of the Board of Trust Managers	Dated: June 26, 2003

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ B. R. McMorries ______________________________ B. R. McMorries	Chairman of the Board of Trust Managers	June 26, 2003

/s/ Larry Brown ______________________________ Larry Brown	Vice-Chairman of the Board of Trust Managers	June 26, 2003

/s/ Alfred J. Smith ______________________________ Alfred J. Smith	Secretary of the Board of Trust Managers	June 26, 2003

/s/ M. Kelly Archer ______________________________ M. Kelly Archer	President, Principal Financial and Accounting Officer	June 26, 2003

/s/ Jack R. Vincent ______________________________ Jack R. Vincent	Trust Manager	June 26, 2003

/s/ Steve Rogers ______________________________ Steve Rogers	Trust Manager	June 26, 2003

/s/ Mike Bahn ______________________________ Mike Bahn	Trust Manager	June 26, 2003

/s/ Terry Hays ______________________________ Terry Hays	Trust Manager	June 26, 2003

/s/ Michael W. Borger ______________________________ Michael W. Borger	Trust Manager	June 26, 2003

EXHIBIT 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATIONS BY THE PRESIDENT & CFO

I, Kelly Archer, certify that:
1.	I have reviewed this Annual Report on Form 10-KSB of Church Loans & Investments Trust;
2.	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;
3.	Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;
4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
	(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;
	(b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and
	(c)	presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's Board of Trust Managers:
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
6.	The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: June 26, 2003	/s/ Kelly Archer ______________________________ Kelly Archer, President & CFO

--

EXHIBIT 99.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATIONS BY THE SENIOR VICE PRESIDENT

I, Robert Fowler, certify that:
1.	I have reviewed this Annual Report on Form 10-KSB of Church Loans & Investments Trust;
2.	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;
3.	Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;
4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
	(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;
	(b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and
	(c)	presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's Board of Trust Managers:
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
6.	The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: June 26, 2003	/s/ Robert Fowler ______________________________ Robert Fowler, Senior Vice President

--

Independent Auditor's Report

The Board of Trust Managers and Shareholders
Church Loans & Investments Trust
Amarillo, Texas

We have audited the accompanying balance sheets of Church Loans & Investments Trust (a real estate investment trust) as of March 31, 2003 and 2002, and the related statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Church Loans & Investments Trust as of March 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Clifton Gunderson LLP

Amarillo, Texas
May 5, 2003

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
Balance Sheets
March 31, 2003 and 2002

                                                       ASSETS
                                                                       2003                2002
                                                                 ----------------   -----------------
CASH AND CASH EQUIVALENTS                                        $        273,432   $         134,889

RECEIVABLES
     Mortgage loans and church bonds - performing                      35,689,239          30,507,636
     Interim construction loans - performing                           15,672,768          15,317,011
     Nonperforming mortgage loans, church bonds
         and interim construction loans                                 2,834,574           1,151,907
     Less: Allowance for credit losses                                 (1,733,249)         (1,748,172)
                                                                 ----------------   -----------------
                                                                       52,463,332          45,228,382
     Accrued interest receivable                                          445,778             580,139
     Notes receivable                                                     302,719             695,361
                                                                 ----------------   -----------------
                  Net receivables                                      53,211,829          46,503,882
                                                                 ----------------   -----------------
PROPERTY AND EQUIPMENT, net of accumulated
     depreciation of $528,568 and $523,411 in 2003
     and 2002, respectively                                               129,774             134,931
OTHER REAL ESTATE OWNED                                                 1,433,087           1,256,298
OTHER ASSETS                                                               58,275              30,716
                                                                 ----------------   -----------------
TOTAL ASSETS                                                     $     55,106,397   $      48,060,716
                                                                 ================   =================

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
     Notes payable and line of credit:
         Related parties                                         $      2,236,993   $       3,616,397
         Other                                                         30,133,721          22,238,158
                                                                 ----------------   -----------------
                                                                       32,370,714          25,854,555
     Accrued interest payable                                             135,235              43,784
     Federal income tax payable                                                -               73,810
     Other                                                              1,160,660             962,095
                                                                 ----------------   -----------------
                  Total liabilities                                    33,666,609          26,934,244
                                                                 ----------------   -----------------
SHAREHOLDERS' EQUITY
     Shares of beneficial interest, no par value; authorized
         shares unlimited, 7,007,402 shares issued                     20,623,866          20,623,866
     Undistributed net income                                             832,412             519,096
     Treasury shares, at cost (6,596 shares)                              (16,490)            (16,490)
                                                                 ----------------   -----------------
                  Total shareholders' equity                           21,439,788          21,126,472
                                                                 ----------------   -----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $     55,106,397   $      48,060,716
                                                                 ================   =================

These financial statements should be read only in connection with the accompanying summary of significant accounting policies
                       and notes to financial statements.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
Statements of Income
Years ended March 31, 2003 and 2002

                                                                        2003              2002
                                                                ----------------   -----------------
INTEREST INCOME AND FEES ON RECEIVABLES                         $      4,902,182   $       5,291,814
DEBT EXPENSE
     Interest                                                            974,600             989,219
                                                                ----------------   -----------------
                  Net interest income                                  3,927,582           4,302,595

PROVISION FOR CREDIT LOSSES                                                   -              180,000
                                                                ----------------   -----------------
                  Net interest income less provision
                      for possible credit losses                       3,927,582           4,122,595
                                                                ----------------   -----------------
OTHER INCOME, including gains on sale of other
     real estate owned of $9,320 in 2003                                  86,145              32,203

OTHER OPERATING EXPENSES
     General and administrative                                          771,378             733,957
     Board of Trust Managers' fees                                        58,782              51,555
                                                                ----------------   -----------------
                  Total other operating expenses                         830,160             785,512
                                                                ----------------   -----------------
                  Income before provision for income taxes             3,183,567           3,369,286

PROVISION FOR INCOME TAXES                                                69,928              87,491
                                                                ----------------   -----------------
NET INCOME                                                      $      3,113,639   $       3,281,795
                                                                =================  =================
NET INCOME PER SHARE                                                    $ .44               $ .47
                                                                        =====               =====

These financial statements should be read only in connection with the accompanying summary of significant accounting policies
                       and notes to financial statements.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
Statements of Shareholders' Equity
Years ended March 31, 2003 and 2002

                                     Shares of beneficial interest
                                     -----------------------------    Undistributed      Treasury
                                         Shares          Amount         net income        shares          Total
                                     ------------    -------------    -------------    ----------    --------------
Balance, March 31, 2001                 7,007,402    $  20,623,866     $    457,671    $  (16,490)   $   21,065,047
    Net income                                 -                -         3,281,795            -          3,281,795
    Cash dividends ($.46 per share)            -                -        (3,220,370)           -         (3,220,370)
                                     ------------    -------------    -------------    ----------    --------------
Balance, March 31, 2002                 7,007,402       20,623,866          519,096       (16,490)       21,126,472

    Net income                                 -                -         3,113,639            -          3,113,639
    Cash dividends ($.40 per share)            -                -        (2,800,323)           -         (2,800,323)
                                     ------------    -------------    -------------    ----------    --------------
Balance, March 31, 2003                 7,007,402    $  20,623,866     $    832,412    $  (16,490)   $   21,439,788
                                     ============    =============    =============    ==========    ==============

These financial statements should be read only in connection with the accompanying summary of significant accounting policies
                       and notes to financial statements.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
Statements of Cash Flows
Years ended March 31, 2003 and 2002

                                                                        2003              2002
                                                                  --------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                    $    3,113,639   $     3,281,795
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation                                                     5,157            15,672
          Amortization of loan discounts                                 (40,528)         (264,694)
          Provision for credit losses                                         -            180,000
          Gain on sale of other real estate owned                         (9,320)               -
          Changes in:
              Accrued interest receivable                                134,361          (147,063)
              Accrued interest payable                                    91,451          (103,014)
              Federal income tax payable                                 (73,810)           73,810
              Other liabilities                                          198,565           230,123
          Other, net                                                     (27,559)          (23,298)
                                                                  --------------   ---------------
                  Net cash provided by operating activities            3,391,956         3,243,331
                                                                  --------------   ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Investment in mortgage and interim construction
       loans and church bonds                                        (25,465,901)      (32,691,886)
    Payments received on mortgage and interim construction
       loans and church bonds                                         17,755,086        27,454,632
    Advances on notes receivable                                        (254,408)         (511,502)
    Payments received on notes receivable                                647,050           568,788
    Proceeds from sale of other real estate owned                        378,627                -
    Additional investment in other real estate owned                     (29,703)               -
                                                                  --------------   ---------------
                  Net cash used by investing activities               (6,969,249)       (5,179,968)
                                                                  --------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Borrowings on notes payable and line of credit                    32,392,568        31,265,173
    Payments on notes payable and line of credit                     (25,876,409)      (26,086,419)
    Cash dividends paid                                               (2,800,323)       (3,220,370)
                                                                  --------------   ---------------
                  Net cash provided by financing activities            3,715,836         1,958,384
                                                                  --------------   ---------------
                  Increase in cash and cash equivalents                  138,543            21,747
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                             134,889           113,142
                                                                  --------------   ---------------
CASH AND CASH EQUIVALENTS, END OF YEAR                            $      273,432   $       134,889
                                                                  ==============   ===============

These financial statements should be read only in connection with the accompanying summary of significant accounting policies
                       and notes to financial statements.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
Summary of Significant Accounting Policies
March 31, 2003 and 2002

NATURE OF OPERATIONS

Church Loans & Investments Trust (Church Loans) is a real estate investment trust that invests primarily in mortgage and interim construction loans to churches and other borrowers (see note 1) across the United States, particularly in the southern portion of the United States. Church Loans requires that real estate properties be pledged against loans as security which could be foreclosed by Church Loans should the borrower default. Repayment of each borrower's obligations is generally expected to be repaid from contributions from church members or from operations of the borrower, or in the case of interim construction loans, by permanent financing provided by Church Loans or others.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CURRENT OPERATING ENVIRONMENT

Church Loans has historically invested in long-term, fixed-rate mortgage loans, generally funded by relatively short-term debt obligations. The volatility of interest rates and increased competition to attract customers' funds have caused Church Loans' liability structure to become short-term and rate sensitive. Church Loans reflected an average interest yield on its loan and church bond portfolio, an average interest rate on its total indebtedness and a net interest rate margin at March 31, 2003 and 2002 as follows:

                    Loan and church         Total         Net interest
                    bond portfolio      indebtedness       rate margin
                    ---------------     ------------      ------------
March 31, 2003           7.80%              3.25%             4.55%
March 31, 2002           9.14%              3.75%             5.39%

Church Loans finances maturities of debt obligations through its available lines of credit and principal payments received on its mortgage and interim construction loans.

CHURCH BONDS

Church bonds, secured by first mortgage liens on church facilities, are stated at cost, as there is no traded market for the bonds and management intends to hold such securities until maturity.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
Summary of Significant Accounting Policies
March 31, 2003 and 2002

LOANS

Loans that Church Loans has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for credit losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield.

The accrual of interest is generally discontinued on loans and church bonds more than 60 days past due unless the credit is well secured and in process of collection. In all cases, loans and bonds are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Commitment fees received on interim construction loans are recognized over the interim commitment period for loans that are not permanently financed by Church Loans and over the life of the mortgage loan for loans that are permanently financed by Church Loans. Amounts are being amortized using the straight-line method. This method was not materially different from the method of deferring commitment fees until the commitment is exercised and recognizing such fees as an adjustment to yield by the interest method over the related loans' lives as prescribed by generally accepted accounting principles for the years ended March 31, 2003 and 2002.

Purchase discounts on loans are amortized based on the interest method.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses is established as losses are estimated to have occurred through a provision for credit losses charged to earnings. Loan losses are charged against the allowance when Church Loans believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for credit losses is evaluated on a regular basis by Church Loans and is based upon management's and the board of trust managers' periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
Summary of Significant Accounting Policies
March 31, 2003 and 2002

ALLOWANCE FOR CREDIT LOSSES (CONTINUED)

A loan is considered impaired when, based on current information and events, it is probable that Church Loans will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by Church Loans in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.

Church Loans determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided on the straight-line method over the estimated useful lives of the assets.

OTHER REAL ESTATE OWNED

Real estate acquired through, or in lieu of, loan foreclosure is to be sold and is initially recorded at estimated fair value at date of foreclosure, establishing a new cost basis. Other real estate owned, after foreclosure, is carried at the lower of carrying amount or the property's estimated fair value minus estimated costs to sell (fair value). Impairment losses are measured as the amount by which the carrying amount of a property exceeds its fair value, and losses are charged to operations.

INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
Summary of Significant Accounting Policies
March 31, 2003 and 2002

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

In the ordinary course of business, Church Loans has entered into off-balance-sheet financial instruments consisting of commitments to extend credit. Such financial instruments are recorded in the financial statements when they become payable.

CASH FLOWS

For purposes of reporting cash flows, cash and cash equivalents include cash-on-hand investments in a money market mutual fund and certificates of deposit with maturities of less than 90 days at the time of acquisition.

This information is an integral part of the accompanying financial statements.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
NOTES TO FINANCIAL STATEMENTS
March 31, 2003 and 2002

NOTE 1 - LOANS AND CHURCH BONDS

Mortgage loans receivable consist of conventional loans of $38,434,079 and $30,640,302 and church bonds of $621,132 and $751,809 at March 31, 2003 and 2002, respectively. Interim construction loans of $15,717,226 and $15,760,519 at March 31, 2003 and 2002, respectively, consist primarily of loans to churches for the construction of church facilities and assisted living centers. Mortgage loans, church bonds and interim construction loans are generally secured by first liens on real estate comprised primarily of church buildings and other real estate. The amount of a loan is generally limited to 66-2/3% of the appraised value of the related property. Certain loans are guaranteed by individual members of the congregations or other individuals or congregations, depending on the circumstances.

Church Loans' portfolio included mortgage loans, church bonds and interim construction loans with interest rates ranging from 4.75% to 12.0% at March 31, 2003. The weighted average annual interest rates of Church Loans' loan and church bond portfolio were 7.80% and 9.14% at March 31, 2003 and 2002, respectively.

In addition to a concentration of loans to churches, Church Loans makes certain interim real estate construction loans and permanent loans to entities other than churches. At March 31, 2003 and 2002, Church Loans had five loans to two borrowers which were secured by assisted living centers and totaled approximately $7,961,000 and $8,042,000, respectively.

The following schedule is a summary of the combined mortgage, church bonds and interim construction loan portfolios by size of loan at March 31, 2003 and 2002:

                                                  2003                         2002
                                       --------------------------    -------------------------
                                       No. of          Carrying      No. of        Carrying
      Description                       loans           amount        loans         amount
--------------------                   ------       -------------    ------     --------------
Over $1,500,000                           9         $  25,430,512       8       $   21,153,925
$1,300,000-1,499,999                      3             4,283,969       -                   -
$1,000,000-1,299,999                      5             5,568,314       6            6,641,465
$900,000-999,999                          1               980,629       -                   -
$800,000-899,999                          -                    -        1              830,000
$700,000-799,999                          4             2,895,489       1              731,358
$600,000-699,999                          2             1,241,913       4            2,508,509
$500,000-599,999                          7             3,804,691       5            2,666,948
$400,000-499,999                          5             2,178,238       6            2,690,649
$300,000-399,999                          6             2,075,793       6            2,121,277
$200,000-299,999                         16             3,899,741      18            4,598,901
$100,000-199,999                         11             1,611,154      14            2,041,367
Under $100,000                           18               801,994      27            1,168,231
                                       ------       -------------   ------      --------------
                                         87            54,772,437      96           47,152,630
                                       ------                       ------
Less:  unamortized purchase discounts
        on mortgage loans                                (575,856)                    (176,076)
Less:  allowance for credit losses                     (1,733,249)                  (1,748,172)
                                                    -------------               --------------
Total                                               $  52,463,332               $   45,228,382
                                                    =============               ==============

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
NOTES TO FINANCIAL STATEMENTS
March 31, 2003 and 2002

NOTE 1 - LOANS AND CHURCH BONDS (CONTINUED)

The mortgage and interim  construction  loan  portfolios  included the following loans at March 31, 2003, with  individual  balances in excess of 3% of the total carrying amount of the combined portfolios:

Faith Bible Church, Arvada, Colorado; interest at prime plus 1%, with a floor of 7.75% (7.75% at March 31, 2003); principal and interest
    due at maturity on January 1, 2004                                      $      7,700,000

Great Plains Assisted Living L.L.C., Omaha, Nebraska; interest at prime plus .5%, with a floor of 10.0% (10.0% at March 31, 2003);
    monthly payments of $31,130 to maturity on January 1, 2026                     3,346,991 (a)

Great Plains Assisted Living L.L.C., Sioux City, Iowa; interest at prime plus .5%, with a floor of 10.0% (10.0% at March 31, 2003);
    monthly payments of $27,450 to maturity on January 1, 2026                     2,954,017 (a)

Meade Ministries, Lake City, Florida; interest at prime plus 2%, with a floor of 6.25% (6.25% at March 31, 2003); monthly
    payments of $29,000 to maturity on March 1, 2012                               2,378,149

West Freeway Church of Christ, Fort Worth, Texas; interest at prime plus 2%, with a floor of 6.75% (6.75% at March 31, 2003); monthly
    payments of $17,493 to maturity on November 1, 2022                            2,282,165

Center of Praise Ministries, Sacramento California; interest at prime plus 2%, with a floor of 6.25% (6.25% at March 31, 2003);
    principal and interest due at maturity on January 1, 2004                      2,100,000

Longley Baptist Church, Little Rock Arkansas; interest at prime plus
    2%, with a floor of 7.50% (7.50% at March 31, 2003); principal and
    interest due at maturity on November 1, 2002                                   1,633,018
                                                                            ----------------
                                                                            $     22,394,340
                                                                            ================
(a)  Same borrower - Great Plains Assisted Living L.L.C.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
NOTES TO FINANCIAL STATEMENTS
March 31, 2003 and 2002

NOTE 1 - LOANS AND CHURCH BONDS (CONTINUED)

The original terms of the individual loans included in the loan portfolio generally vary from 1 to 30 years. Scheduled maturities during the five years subsequent to March 31, 2003, are:

              2004              17,512,433
              2005               2,140,143
              2006               2,222,424
              2007               2,296,326
              2008               2,404,738
At March 31, 2003, mortgage loans of $22,258,871 were pledged to support the indebtedness of Church Loans.

A summary of transactions in the allowance for credit losses for the years ended March 31, 2003 and 2002 follows:

                                                       2003              2002
                                                --------------   ---------------
Balance at beginning of year                    $    1,748,172   $     1,568,172

Charge-offs                                            (14,923)              -
Provisions charged to operating expenses                    -            180,000
                                                --------------   ---------------
Balance at end of year                          $    1,733,249    $    1,748,172
                                                ==============   ===============

At March 31, 2003 and 2002, the recorded investment for loans for which impairment was recognized in accordance with Statement No. 114 was approximately $2,835,000 and $1,152,000, respectively. There was no related allowance for credit losses at March 31, 2003 and 2002. The average investment in impaired loans was approximately $1,993,000 and $3,404,000 for the years ended March 31, 2003 and 2002, respectively. Interest income which would have been recorded under the original terms of impaired loans and church bonds amounted to approximately $200,000 and $126,000 for the years ended March 31, 2003 and 2002, respectively. Interest income actually recognized for the years ended March 31, 2003 and 2002 was approximately $14,000 and $109,000, respectively.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
NOTES TO FINANCIAL STATEMENTS
March 31, 2003 and 2002

NOTE 2 - DEBT OBLIGATIONS

Information relating to debt obligations follows:

                                                         Weighted          Maximum                       Weighted
                                                          average          amount            Average      average
                                      Balance at     interest rate at  outstanding at       month-end  interest rate
                                     end of period     end of period    any month-end        balance  for the period
                                     -------------     -------------    -------------        -------  --------------
     March 31, 2003
     --------------
Line of credit payable to bank       $  18,922,000        3.25%*        $ 18,922,000     $ 13,628,154       3.56%
Other demand notes payable              13,448,714        3.25%           14,470,406       13,442,439       3.61%
                                     -------------        -----         -------------    ------------       -----
TOTAL                                $  32,370,714        3.25%         $ 33,392,406     $ 27,070,593       3.58%
                                     =============        ====          ============     ============       ====
     March 31, 2002
     --------------

Line of credit payable to bank       $  10,660,000        3.75%*        $ 10,660,000     $  4,758,077       4.99%
Other demand notes payable              15,194,555        3.75%           15,680,620       14,367,049       5.16%
                                     -------------        -----         -------------    ------------       -----
TOTAL                                $  25,854,555        3.75%         $ 26,340,620     $ 19,125,126       5.12%
                                     =============        ====          ============     ============       ====

* Does not consider commitment fees.

Debt obligations of $32,370,714 mature during the year ending March 31, 2004, including other demand notes payable of $13,448,714.

All debt obligations, except for other demand notes payable, are secured by the pledge of specific mortgage notes receivable.

Maturities of debt obligations are financed through principal payments received on loans, advances on other demand notes payable and advances on the line of credit which is expected to be renewed on an annual basis.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
NOTES TO FINANCIAL STATEMENTS
March 31, 2003 and 2002

NOTE 2 - DEBT OBLIGATIONS (CONTINUED)

Descriptions of the various categories of debt obligations follow:

LINE OF CREDIT PAYABLE TO BANK

The line of credit payable to bank consists of borrowings under a loan agreement effective through December 30, 2003, that provides for a $24,000,000 line of credit with certain commitment fees. The loan agreement requires Church Loans to pledge mortgage loans receivable having unpaid principal balances with an aggregate present value, discounted at 2% over the prime rate (6.25% at March 31, 2003), of not less than 110% of all indebtedness owed to the bank. Interest accrued at the prime rate less one percent on $20,000,000 and prime less three quarters of one percent on the remaining $4,000,000. Interest is payable semiannually.

Additionally, the line of credit requires that Church Loans' net worth be no less than $18,000,000 and its total indebtedness shall not exceed 200% of its net worth. At March 31, 2003, Church Loans' total indebtedness was approximately $10,000,000 less than the maximum amount permitted under the agreement.

As of April 14, 2003, Church Loans modified its agreement with the bank. The new agreement increases the available line of credit to $35,000,000 and requires that Church Loans' total indebtedness not exceed 250% of its net worth.

Demand Notes Payable

The demand notes payable bear interest at 1% less than the prime rate (payable monthly) and are unsecured (see note 6).

NOTE 3 - INCOME TAX PROVISION

Church Loans has elected to be taxed as a real estate investment trust under the provisions of the Internal Revenue Code. To qualify as a real estate investment trust under the Code, Church Loans must, among other things, distribute at least 90% of its taxable income to its shareholders through dividends. Church Loans is required to pay dividends of at least 85% of its calendar year undistributed income by subsequent February 1 or be subject to a special federal excise tax of 4% on the undistributed amount.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
NOTES TO FINANCIAL STATEMENTS
March 31, 2003 and 2002

NOTE 3 - INCOME TAX PROVISION (CONTINUED)

Deferred taxes were not significant to Church Loans' 2003 and 2002 financial statements.

Total income tax provision for the years ended March 31, 2003 and 2002 is less than the amount computed by applying the applicable statutory federal income tax rate (35%) to income before provision for income taxes as follows:

                                                            2003              2002
                                                      --------------   ---------------
Computed "expected" federal income tax provision      $    1,114,248   $     1,179,250
Increases (decreases) in taxes resulting from:
    Dividends                                               (955,610)       (1,176,135)
    Graduated rate differential                               (7,860)           (6,108)
    Difference in provision for credit losses for
       financial and tax purposes                             (4,523)          164,500
    Difference in accounting for interest
       recognized for financial and tax purposes             (76,327)          (74,497)
    Other                                                         -                481
                                                      --------------   ---------------
Actual provision for income taxes                     $       69,928   $        87,491
                                                      ==============   ===============

NOTE 4 - NET INCOME PER SHARE

Net income per share of beneficial interest is based on the weighted average number of shares outstanding, which was 7,000,806 for the years ended March 31, 2003 and 2002. There were no share equivalents or other potentially dilutive securities outstanding during any of the periods presented.

NOTE 5 - DIVIDENDS

All dividends paid by Church Loans are taxable to the recipient. A schedule of dividends paid during the years ended March 31, 2003 and 2002 follows:

                                                     Dividend amount
                                              ----------------------------
    Date of record             Date paid      Per share              Total
    --------------             ---------      ---------              -----

March 31, 2001                  May 2001        .10              $     700,080
December 31, 2001           January 2002        .36                  2,520,290
March 31, 2002                  May 2002        .12                    840,097
December 31, 2002           January 2003        .28                  1,960,226
In April 2003, a dividend of $770,089 ($0.11 per share) was declared for stockholders of record on March 31, 2003.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
NOTES TO FINANCIAL STATEMENTS
March 31, 2003 and 2002

NOTE 6 - RELATED PARTY TRANSACTIONS

Other demand notes payable at March 31, 2003 and 2002 included notes totaling $2,236,993 and $3,616,397, respectively, which represent borrowings from related parties. The notes bear interest at 1% less than the prime rate and are unsecured. Interest expense incurred on related party other demand notes payable was approximately $87,000 and $177,000 in 2003 and 2002, respectively.

NOTE 7 - CASH FLOW INFORMATION

Supplemental information on cash flows and noncash transactions is as follows:

                                                                    2003              2002
Supplemental cash flow information:                            --------------     -------------
    Interest paid                                              $      883,149     $   1,092,233
                                                               ==============     =============
    Income taxes paid                                          $      161,774     $      12,945
                                                               ==============     =============
 Schedule of noncash investing and financing activity:
    Real estate acquired through foreclosure                   $      516,393     $   1,256,298
                                                               ==============     =============

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Church Loans is a party to financial instruments with off-balance-sheet risk in the normal course of business. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have variable interest rates, fixed expiration dates or other termination clauses and require payment of a fee. Since some of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Church Loans evaluates each customer's credit worthiness on a case-by-case basis. Collateral generally includes real estate properties. The exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit is represented by the contractual amount. At March 31, 2003, Church Loans had outstanding loan commitments (by contract amounts) of approximately $8,300,000. Management does not anticipate any losses as a result of these transactions.

Church Loans is involved in litigation in the normal course of business and, in the opinion of management, such litigation will have no material effect on Church Loans' financial statements.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
NOTES TO FINANCIAL STATEMENTS
March 31, 2003 and 2002

NOTE 9 - DISCLOSURE ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments, the results of applying such methods and assumptions to the financial instruments and limitations inherent in fair value estimates:

Cash and Cash Equivalents

The assets are considered short-term instruments for which the carrying amount is a reasonable estimate of fair value.

Loans and Church Bonds

Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, such as mortgage and interim construction loans and church bonds. Each loan category is further segmented into fixed and adjustable rate interest terms. For variable-rate loans, primarily interim construction loans, that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair value of fixed-rate mortgage loans and bonds is generally estimated by discounting the future cash flows through the estimated maturity using the current rates at which similar loans would be made to borrowers with similar credit ratings. The estimate of maturity is based on Church Loans' historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions. The carrying value of loans and bonds, net of the allowance for credit losses was $52,463,332 and $45,228,382 and the fair value of loans and bonds was approximately $57,060,000 and $50,600,000 at March 31, 2003 and 2002, respectively.

Notes Payable and Line of Credit

The fair value of notes payable and the line of credit are equal to the carrying value as such liabilities are deemed to be short-term borrowings.

Commitments to Extend Credit

Generally, Church Loans enters into commitments to extend credit at adjustable interest terms. Accordingly, the commitment amount is a reasonable estimate of fair value.

Other

The carrying amounts of notes receivable and accrued interest approximate fair value.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
NOTES TO FINANCIAL STATEMENTS
March 31, 2003 and 2002

NOTE 9 - DISCLOSURE ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time Church Loans' entire holdings of a particular financial instrument. Because no market exists for a significant portion of Church Loans' financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.