Form 10QSB
period 2003-06-30
CHURCH LOANS & INVESTMENTS TRUST
filed 2003-08-14
CIK 20199

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2003

OR

[  ] TRANSITION REPORT UNDER SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

Commission File No. 0-8117

CHURCH LOANS & INVESTMENTS TRUST

State of Organization		IRS Employer Identification
Texas		No. 75-6030254
5305 I-40 West
Amarillo, Texas 79106

Registrant’s telephone number: 806-358-3666

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No ___

As of June 30, 2003, 7,000,806 shares of the Registrant’s shares of beneficial interest were outstanding.

Transitional Small Business Disclosure Format (check one) Yes ___ No   X

CHURCH LOANS & INVESTMENTS TRUST

INDEX

Part I. Financial Information		Page
Item 1:	Financial Statements:
	Condensed Balance Sheets at June 30, 2003 and March 31, 2003	1
	Condensed Statements of Income for the three-month periods ended June 30, 2003 and 2002	2
	Condensed Statements of Cash Flows for the three-month periods ended June 30, 2003 and 2002	3
	Notes to Condensed Financial Statements	4
Item 2:	Management's Discussion and Analysis or Plan of Operation	6
Item 3:	Controls and Procedures	9
Part II.	Other Information
Item 6(a):	Exhibits	10
	Exhibit 31.1 - Certification by the President and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934	11
	Exhibit 31.2 - Certification by the Senior Vice President Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934	12
	Exhibit 32.1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - President & CFO	13
	Exhibit 32.2 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Senior Vice President	14
Signatures		15

CHURCH LOANS & INVESTMENTS TRUST

(A Real Estate Investment Trust)
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets (Unaudited)
June 30, 2003 and March 31, 2003

                                                      ASSETS
                                                                                  June 30, 2003      March 31, 2003
                                                                                 ---------------    ----------------
CASH AND CASH EQUIVALENTS                                                       $         42,792    $        273,432
RECEIVABLES
     Mortgage loans and church bonds - performing                                     37,440,098          35,689,239
     Interim construction loans - performing                                           5,079,648          15,672,768
     Nonperforming mortgage loans, church bonds
         and interim construction loans                                                3,077,932           2,834,574
     Less: Allowance for credit losses                                                (1,733,249)         (1,733,249)
                                                                                 ---------------    ----------------
                                                                                      43,864,429          52,463,332
     Accrued interest receivable                                                         285,536             445,778
     Notes receivable                                                                    232,608             302,719
                                                                                 ---------------    ----------------
                  Net receivables                                                     44,382,573          53,211,829
                                                                                 ---------------    ----------------
PROPERTY AND EQUIPMENT, net                                                              129,774             129,774

OTHER REAL ESTATE OWNED                                                                1,328,832           1,433,087

OTHER ASSETS                                                                              66,347              58,275
                                                                                 ---------------    ----------------
TOTAL ASSETS                                                                    $     45,950,318    $     55,106,397
                                                                                ================    ================

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
     Notes payable and line of credit:
         Related parties                                                        $      2,794,732   $       2,236,993
         Other                                                                        19,774,630          30,133,721
                                                                                 ---------------    ----------------
                                                                                      22,569,362          32,370,714
     Accrued interest payable                                                            150,476             135,235
     Other                                                                             1,568,000           1,160,660
                                                                                 ---------------    ----------------
                  Total liabilities                                                   24,287,838          33,666,609
                                                                                 ---------------    ----------------
SHAREHOLDERS' EQUITY
     Shares of beneficial interest, no par value; authorized
         shares unlimited, 7,007,402 shares issued                                    20,623,866          20,623,866
     Undistributed net income                                                          1,055,104             832,412
     Treasury shares, at cost (6,596 shares)                                             (16,490)            (16,490)
                                                                                 ---------------    ----------------
                  Total shareholders' equity                                          21,662,480          21,439,788
                                                                                 ---------------    ----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $     45,950,318   $      55,106,397
                                                                                ================    ================

These condensed financial statements should be read only in connection with the accompanying notes to condensed financial statements.

CHURCH LOANS & INVESTMENTS TRUST

(A Real Estate Investment Trust)

Condensed Statements of Income (Unaudited)
Three-month periods ended
June 30, 2003 and 2002

                                                                                  Three-month periods ended June 30,
                                                                                        2003               2002
                                                                                        ----               ----
INTEREST INCOME AND FEES
     Interest and fees on mortgage loans, church bonds
       and interim construction loans                                              $    1,219,330   $     1,113,557
     Interest on temporary investments                                                    135,643            64,702
                                                                                   --------------   ---------------
                  Total interest income and fees                                        1,354,973         1,178,259

INTEREST EXPENSE                                                                          266,818           230,559
                                                                                   --------------   ---------------

                  Net interest income                                                   1,088,155           947,700

PROVISION FOR POSSIBLE CREDIT LOSSES                                                          -                 -
                                                                                   --------------   ---------------
                  Net interest income less provision for
                    possible credit losses                                              1,088,155           947,700
                                                                                   --------------   ---------------
OTHER INCOME, including gains on sale of other real
     estate owned of $107,643 in 2003                                                     122,750            13,317

OTHER OPERATING EXPENSES
     General and administrative                                                           203,154           178,540
     Board of Trust Managers' fees                                                         14,970            14,222
                                                                                   --------------   ---------------
                  Total other operating expenses                                          218,124           192,762
                                                                                   --------------   ---------------
                  Income before provision for income taxes                                992,781           768,255
PROVISION FOR INCOME TAXES                                                                     -                454
                                                                                   --------------   ---------------
NET INCOME                                                                         $      992,781   $       767,801
                                                                                   ==============   ===============
WEIGHTED AVERAGE NUMBER
     OF SHARES OUTSTANDING                                                              7,000,806         7,000,806
                                                                                   ==============   ===============

NET INCOME PER SHARE                                                                      $.14            $.11
                                                                                          ====            ====

DIVIDENDS PER SHARE                                                                       $.11            $.12
                                                                                          ====            ====

These condensed financial statements should be read only in connection with the accompanying notes to condensed financial statements.

CHURCH LOANS & INVESTMENTS TRUST

(A Real Estate Investment Trust)

Condensed Statements of Cash Flows (Unaudited)
Three-month periods ended June 30, 2003 and 2002

                                                                                  Three-month periods ended June 30,
                                                                                         2003             2002
                                                                                         ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                       $   992,781       $   767,801
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation                                                                          -              3,919
         Amortization of loan discounts                                                    (6,499)           (7,269)
         Gain on sale of other real estate owned                                         (107,643)               -
         Changes in:
           Accrued interest receivable                                                    160,242            70,460
           Accrued interest payable                                                        15,241            53,719
           Other liabilities                                                              407,340          (130,980)
           Federal income tax payable                                                          -            (73,810)
           Other, net                                                                      (8,072)           13,415
                                                                                      -----------       -----------
                  Net cash provided by operating activities                             1,453,390           697,255
                                                                                      -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in mortgage and interim construction
       loans and church bonds                                                          (3,953,814)       (4,807,488)
     Payments received on mortgage and interim
       construction loans and church bonds                                             12,411,002         7,501,159
     Investments in notes receivable                                                       (7,650)          (22,051)
     Payments received on notes receivable                                                 77,761           245,052
     Proceeds from sale of other real estate owned                                        360,112                -
                                                                                      -----------       -----------
                  Net cash provided by investing activities                             8,887,411         2,916,672
                                                                                      -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Borrowings on notes payable                                                        5,670,748         7,086,356
     Principal payments on notes payable                                              (15,472,100)       (9,912,479)
     Cash dividends                                                                      (770,089)         (840,097)
                                                                                      -----------       -----------
                  Net cash used by financing activities                               (10,571,441)       (3,666,220)
                                                                                      -----------       -----------
                  Decrease in cash and cash equivalents                                  (230,640)          (52,293)
CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                                                  273,432           134,889
                                                                                      -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $    42,792       $    82,596
                                                                                      ===========       ===========
Supplemental disclosure of cash flow information
     Cash paid during the period for interest                                      $      251,578   $       176,840
                                                                                      ===========       ===========
     Real estate acquired through foreclosure                                      $      148,214   $       251,661
                                                                                      ===========       ===========

These condensed financial statements should be read only in connection with the accompanying notes to condensed financial statements.

CHURCH LOANS & INVESTMENTS TRUST

(A Real Estate Investment Trust)
Notes to Condensed Financial Statements (Unaudited)

NOTE 1 - GENERAL

See Summary of Significant Accounting Policies in the Trust's Annual Report on Form 10-KSB for a summary of the Trust's significant accounting policies.

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

NOTE 2 - WEIGHTED AVERAGE INTEREST RATES

Weighted average interest rates and net interest rate margins at June 30, 2003 and 2002, were as follows:

                          Mortgage loan and           Total        Net interest
                        church bond portfolio     indebtedness      rate margin
                        ---------------------     ------------     ------------
   June 30, 2003                7.54%               3.00%             4.54%

   June 30, 2002                9.06%               3.75%             5.31%

NOTE 3 - CONTRACTUAL MATURITIES

Scheduled principal payments on mortgage loans, church bonds and interim loans and indebtedness (including notes payable) outstanding at June 30, 2003, for the five twelve-month periods subsequent to June 30, 2003, follow:

    Twelve-month period          Mortgage loans, church bonds
      ending June 30,                 and interim loans           Indebtedness
    -------------------          ----------------------------    --------------
        2004                           $    7,728,245            $   22,569,362
        2005                                2,283,097                       -
        2006                                2,349,589                       -
        2007                                2,459,706                       -
        2008                                2,507,511                       -

CHURCH LOANS & INVESTMENTS TRUST

(A Real Estate Investment Trust)
Notes to Condensed Financial Statements (Unaudited)

NOTE 4 - MORTGAGE LOANS, CHURCH BONDS AND INTERIM CONSTRUCTION LOANS

Mortgage loans, church bonds and interim construction loans on which the accrual of interest had been discontinued amounted to $3,077,932 and $887,707 at June 30, 2003 and 2002, respectively. If interest on these mortgage loans, church bonds and interim construction loans had been accrued as earned, interest and fees on loans in the accompanying condensed statements of income would have been increased by approximately $44,000 and $27,000 for the three-month periods ended June 30, 2003 and 2002, respectively. Interest income actually recognized on such loans during 2003 and 2002 was approximately $43,000 and $16,000, respectively.

NOTE 5 - SUBSEQUENT EVENT

Subsequent to June 30, 2003, the Trust filed Form S-11, a Registration Statement, (the Statement) with the Securities and Exchange Commission. The Statement indicated the Trust's intent to offer 7,000,000 additional shares at a price of $3.00 per share. The purpose of this offering is to raise additional capital in order for the Trust to make additional mortgage loans and as a result, to further grow the company. The effective date of the registration was July 3, 2003. In addition, the Trust has filed the Statement in various states and is presently responding to the comments. It is the Trust's intent to continue to pursue such registration

This information is an integral part of the accompanying condensed financial statements

CHURCH LOANS & INVESTMENTS TRUST

(A Real Estate Investment Trust)
Notes to Condensed Financial Statements (Unaudited)

Item 2. Managements' Discussion and Analysis or Plan of Operation.

Forward-looking Statement Disclaimer

The following Management's Discussion and Analysis or Plan of Operation includes forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact made herein are forward-looking, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "believe," "continue" or other similar words. Such forward-looking statements are based upon management's current plans and expectations and are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements, including the following:

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

Results of Operations Three-month period ended June 30, 2003 as compared to three-month period ended June 30, 2002

Our revenues are derived from interest income earned on loans as well as, to a lesser degree, interest earned on church bonds and short-term investments. During the three-month period ended June 30, 2003, interest income and fees increased by $176,714 (15%) over the three-month period ended June 30, 2002. This increase was primarily attributable to the receipt of interest income on a mortgage loan held on cash basis, an increase in commitment fees earned and interest earned on temporary investments.

During the three-month period ended June 30, 2003, we recognized $43,007 in interest income from the payment of a loan that was held on the cash basis.

CHURCH LOANS & INVESTMENTS TRUST

(A Real Estate Investment Trust)

Item 2. Managements' Discussion and Analysis or Plan of Operation. (Continued)

Commitment fees earned during the three-month period ended June 30, 2003 as compared to the three-month period ended June 30, 2002 increased by $57,067. This increase was primarily the result of the payoff of two loans prior to maturity resulting in the immediate recognition of the unearned commitment fees relative to these two loans.

Interest earned on temporary investments was $135,643 for the three-month period ended June 30, 2003 as compared to $64,702 for the three-month period ended June 30, 2002, an increase of $70,941 or 109.6%. This increase was attributable to the investment of proceeds from the sale of church bonds prior to maturity.

The increase in interest income and fees during the three-month period ended June 30, 2003 as compared to the three-month period ended June 30, 2002 was offset by a decrease in the interest rates on our loan portfolio. The average interest rate on our loans and church bonds decreased from 9.06% as of June 30, 2002 to 7.54% as of June 30, 2003.

There was a decrease in the amount of our performing interim construction loans from $13,648,970 as of June 30, 2002, to $5,079,648 as of June 30, 2003. There was a increase in performing mortgage loans and church bonds from $29,501,814 as of June 30, 2002 to $37,440,098 as of June 30, 2003. In addition, non-performing loans increased from $887,707 as of June 30, 2002 to $3,077,932 as of June 30, 2003. Therefore, the total performing and non-performing mortgage loans, church bonds and interim loans held by Church Loans increased slightly from $44,038,491 as of June 30, 2002 to $45,597,678 as of June 30, 2003.

Our net income for the three-month period ended June 30, 2003 was $992,781 ($.14 per share), an increase of $224,980 (29.3%) as compared to the three-month period ended June 30, 2002. This increase was attributable to an increase in net interest income and an increase in other income. Net interest income increased from $947,700 for the three-month period ended June 30, 2002 to $1,088,155 for the three-month period ended June 30, 2003, an increase of $140,455 (14.82%). Other income increased from $13,317 for the three-month period ended June 30, 2002 to $122,750 for the three-month period ended June 30, 2003, an increase of $109,433 (821.8%). This increase was primarily the result of the sale of property acquired by us through a foreclosure of a non-performing loan. This sale resulted in a gain of $107,643.

The increases in the above income items for the three-month period ended June 30, 2003 as compared to the three-month period ended June 30, 2002 were offset by an increase in our interest expense and other operating expenses.

The weighted average interest rate on our debt decreased from 3.75% for the three-month period ended June 30, 2002 to 3.00% for the three-month period ended June 30, 2003. However, our interest expense increased from $230,559 for the three-month period ended June 30, 2002 to $266,818 for the three-month period ended June 30, 2003, an increase of $36,259 or 15.7%.

Non-performing loans, church bonds and interim loans increased from $887,707 as of June 30, 2002 to $3,077,932 as of June 30, 2003, an increase of $2,190,135. The accrual of interest on these loans has been discontinued. If interest on these mortgage loans, church bonds and interim loans had been accrued as earned, interest and fees on loans would have been increased by approximately $44,000 and $27,000 for the three-month periods ended June 30, 2003 and 2002, respectively.

CHURCH LOANS & INVESTMENTS TRUST

(A Real Estate Investment Trust)

Item 2. Managements' Discussion and Analysis or Plan of Operation. (Continued)

General and administrative expenses increased from $178,540 for the three-month period ended June 30, 2002 to $203,154 for the three-month period ended June 30, 2003, an increase of $24,614 or 13.8%.

Results of Operations Three-month period ended June 30, 2003 as compared to year ended March 31, 2003

Our performing mortgage loans and church bonds increased from $35,689,239 as of March 31, 2003 to $37,440,098 as of June 30, 2003. However, our portfolio of performing interim construction loans decreased during the three-month period ended June 30, 2003 from $15,672,768 to $5,079,648, a decrease of $10,593,120. This decrease was primarily attributable to the payoff of one interim loan in the amount of $7,700,000. Mortgage loans, interim loans and church bonds held by us decreased from $54,196,581 as of March 31, 2003 to $45,597,678 as of June 30, 2003, a decrease of $8,598,903 (15.9%).

Our liabilities decreased from $33,666,609 as of March 31, 2003 to $24,287,838 as of June 30, 2003. This decrease was primarily attributable to the application of the proceeds of the payoff of the interim loan in the amount of $7,700,000 mentioned above to the reduction of our line of credit owing to the Amarillo National Bank.

We added one full-time employee in June, 2003 Josh Shields. Mr. Shields is 25 years of age and previously was employed from January 2000 through May 2003 with Wells Fargo Bank in Amarillo, Texas (previously known as The First National Bank of Amarillo). Mr. Shields serves as a Vice-President of Church Loans and works primarily in the area of the marketing loan services and underwriting of loans for Church Loans.

Pursuant to authority granted by our Board of Trust Managers, on Tuesday, June 3, 2003, the Strategic Planning Committee of the Board of Trust Managers authorized management to proceed to register an offering of an additional 7,000,000 shares of certificates of beneficial interest in Church Loans at a price of $3.00 per share. On June 26, 2003, the Board of Trust Managers formally authorized such offering and Form S-11 was filed with the SEC on July 3, 2003. We are presently responding to the comments of the various states that we have also registered such offering. It is our intent to continue to pursue such registration.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or commitments other than our normal loan commitments.

New Accounting Standards

The Trust does not believe the adoption of any recently issued pronouncements by the Financial Accounting Standards Board will have a significant impact on its financial statements.

CHURCH LOANS & INVESTMENTS TRUST

(A Real Estate Investment Trust)

Item 3. Controls and Procedures

The Trust's chief executive officer and its senior vice president are charged with making an evaluation of the Trust's disclosure controls and procedures. These controls and procedures are designed to ensure that information required to be disclosed in reports mandated by the Securities Exchange Act of 1934 is recorded, communicated to management, and accurately reported within the required time periods. The Trust's chief executive officer and senior vice president have concluded, based upon their evaluation of these controls and procedures as of June 30, 2003, that the Trust's disclosure controls and procedures are effective.

There have been no significant changes in the Trust's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

CHURCH LOANS & INVESTMENTS TRUST

(A Real Estate Investment Trust)

PART II. OTHER INFORMATION

Item 6(a) Exhibits:

Exhibit 31.1 - Certification by the President and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

Exhibit 31.2 - Certification by the Senior Vice President Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

Exhibit 32.1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - President & CFO

Exhibit 32.2 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Senior Vice President

CHURCH LOANS & INVESTMENTS TRUST

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHURCH LOANS & INVESTMENTS TRUST

By	/s/ B. R. McMorries ______________________________ B. R. McMorries, Chairman	Dated: August 14, 2003

By	/s/ Kelly Archer ______________________________ Kelly Archer Chief Financial Officer	Dated: August 14, 2003