Form 10QSB
period 2003-09-30
CHURCH LOANS & INVESTMENTS TRUST
filed 2003-11-12
CIK 20199

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2003

OR

[  ] TRANSITION REPORT UNDER SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

Commission File No. 0-8117

CHURCH LOANS & INVESTMENTS TRUST

State of Organization		IRS Employer Identification
Texas		No. 75-6030254
5305 I-40 West
Amarillo, Texas 79106

Registrant’s telephone number: 806-358-3666

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No ___

As of September 30, 2003, 7,000,806 shares of the Registrant’s shares of beneficial interest were outstanding.

Transitional Small Business Disclosure Format (check one) Yes ___ No   X

CHURCH LOANS & INVESTMENTS TRUST

INDEX

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets (Unaudited)
September 30, 2003 and March 31, 2003

                                                      ASSETS
                                                                              September 30, 2003    March 31, 2003
                                                                              ------------------    ----------------
CASH AND CASH EQUIVALENTS                                                       $         87,513   $         273,432

RECEIVABLES
     Mortgage loans and church bonds - performing                                     35,761,635          35,689,239
     Interim construction loans - performing                                           6,384,531          15,672,768
     Nonperforming mortgage loans, church bonds
         and interim construction loans                                                3,175,443           2,834,574
     Less: Allowance for credit losses                                                (1,733,249)         (1,733,249)
                                                                              ------------------    ----------------
                                                                                      43,588,360          52,463,332
     Accrued interest receivable                                                         283,072             445,778
     Notes receivable                                                                    206,774             302,719
                                                                              ------------------    ----------------
                  Net receivables                                                     44,078,206          53,211,829
                                                                              ------------------    ----------------
PROPERTY AND EQUIPMENT, net                                                              129,774             129,774
OTHER REAL ESTATE OWNED                                                                1,328,832           1,433,087
OTHER ASSETS                                                                             132,854              58,275
                                                                              ------------------    ----------------
TOTAL ASSETS                                                                    $     45,757,179   $      55,106,397
                                                                              ==================    ================
                                       Liabilities and Shareholders' Equity

LIABILITIES
     Notes payable and line of credit:
         Related parties                                                        $      2,794,732   $       2,236,993
         Other                                                                        19,450,723          30,133,721
                                                                              ------------------    ----------------
                                                                                      22,245,455          32,370,714
     Accrued interest payable                                                             61,229             135,235
     Other                                                                             1,075,910           1,160,660
                                                                              ------------------    ----------------
                  Total liabilities                                                   23,382,594          33,666,609
                                                                              ------------------    ----------------
SHAREHOLDERS' EQUITY
     Shares of beneficial interest, no par value; authorized
         shares unlimited, 7,007,402 shares issued                                    20,623,866          20,623,866
     Undistributed net income                                                          1,767,209             832,412
     Treasury shares, at cost (6,596 shares)                                             (16,490)            (16,490)
                                                                              ------------------    ----------------
                  Total shareholders' equity                                          22,374,585          21,439,788
                                                                              ------------------    ----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $     45,757,179   $      55,106,397
                                                                              ==================    ================

These condensed financial statements should be read only in connection with the accompanying notes to condensed financial statements.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)

Condensed Statements of Income (Unaudited)
Three-month and six-month periods ended
September 30, 2003 and 2002

                                                   Three-month periods ended         Six-month periods ended
                                                            September 30,                      September 30,
                                                        2003             2002             2003              2002
                                                        ----             ----             ----              ----
INTEREST INCOME AND FEES
    Interest and fees on mortgage
      loans and interim
      construction loans                             $  958,927       $ 1,028,513      $ 2,178,256       $ 2,142,070
    Interest on temporary
       investments                                      169,364            67,176          305,006           131,878
                                                     ----------       -----------      -----------       -----------
          Total interest income and fees              1,128,291         1,095,689        2,483,262         2,273,948

INTEREST EXPENSE                                        188,797           240,396          455,614           470,955
                                                     ----------       -----------      -----------       -----------
          Net interest income                           939,494           855,293        2,027,648         1,802,993

PROVISION FOR POSSIBLE
    CREDIT LOSSES                                          -                 -                -                 -
                                                     ----------       -----------      -----------       -----------
          Net interest income
            less provision for
            possible credit losses                      939,494           855,293        2,027,648         1,802,993

OTHER INCOME, including gain
    on sale of other real estate owned
    of $107,643 in 2003                                  12,791               895          135,542            14,212

OTHER OPERATING EXPENSES
    General and administrative                          226,140           169,762          429,294           348,302
    Board of Trust Managers' fees                        14,040            17,637           29,010            31,859
                                                     ----------       -----------      -----------       -----------
          Total other operating expenses                240,180           187,399          458,304           380,161
                                                     ----------       -----------      -----------       -----------
          Income before provision
              for taxes                                 712,105           668,789        1,704,886         1,437,044

PROVISION FOR INCOME TAXES                                 -               21,870             -               22,324
                                                     ----------       -----------      -----------       -----------
NET INCOME                                           $  712,105       $   646,919      $ 1,704,886       $ 1,414,720
                                                     ==========       ===========      ===========       ===========
WEIGHTED AVERAGE NUMBER
    OF SHARES OUTSTANDING                             7,000,806         7,000,806        7,000,806         7,000,806
                                                     ==========       ===========      ===========       ===========
NET INCOME PER SHARE                                    $ .10             $ .09            $ .24             $ .20
                                                     ==========       ===========      ===========       ===========
DIVIDENDS PER SHARE                                        -                 -               .11               .12
                                                     ==========       ===========      ===========       ===========

These condensed financial statements should be read only in connection with the accompanying notes to condensed financial statements.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)

Condensed Statements of Cash Flows (Unaudited)
Six-month periods ended September 30, 2003 and 2002

                                                                                           Six-month periods
                                                                                          ended September 30,
                                                                                         2003              2002
                                                                                         ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                       $ 1,704,886       $ 1,414,720
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation                                                                        -                5,157
         Amortization of loan discounts                                                   (12,944)          (15,961)
         (Gain) loss on sale of other real estate owned                                  (107,643)            1,153
         Changes in:
           Accrued interest receivable                                                    162,706            39,907
           Accrued interest payable                                                       (74,006)           70,683
           Other liabilities                                                              (84,749)          (82,092)
           Federal income tax payable                                                        -              (73,810)
           Other, net                                                                      16,346            12,506
                                                                                      -----------       -----------
                  Net cash provided by operating activities                             1,604,596         1,372,263
                                                                                      -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in mortgage and interim construction
       loans and church bonds                                                          (6,986,744)      (11,023,982)
     Payments received on mortgage and interim
       construction loans and church bonds                                             15,726,446         9,672,217
     Advances of notes receivable                                                         (30,151)         (185,105)
     Payments received on notes receivable                                                126,096           369,293
     Proceeds from sale of other real estate owned                                        360,112           144,349
     Additional investment in other real estate owned                                        -              (30,074)
                                                                                      -----------       -----------
                  Net cash provided (used) by investing activities                      9,195,759        (1,053,302)
                                                                                      -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Borrowings on notes payable                                                       11,837,481        13,962,778
     Principal payments on notes payable                                              (21,962,740)      (13,404,135)
     Cash dividends paid                                                                 (770,089)         (840,097)
     Other                                                                                (90,926)             -
                                                                                      -----------       -----------
                  Net cash used by financing activities                               (10,986,274)         (281,454)
                                                                                      -----------       -----------
                  Increase (decrease) in cash and cash equivalents                       (185,919)           37,507
CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                                                  273,432           134,889
                                                                                      -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $    87,513       $   172,396
                                                                                      ===========       ===========
Supplemental disclosure of cash flow information
     Cash paid during the period for interest                                         $   529,621       $   400,272
                                                                                      ===========       ===========
     Real estate acquired through foreclosure                                         $   148,214       $   515,585
                                                                                      ===========       ===========

These condensed financial statements should be read only in connection with the accompanying notes to condensed financial statements.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)

Notes to Condensed Financial Statements (Unaudited)

NOTE 1 - GENERAL

See Summary of Significant Accounting Policies in the Trust's Annual Report on Form 10- KSB for a summary of the Trust's significant accounting policies.

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

NOTE 2 - Weighted Average Interest Rates

Weighted average interest rates and net interest rate margins at September 30, 2003 and 2002, were as follows:

                                            Mortgage and interim
                                            construction loan and             Total            Net interest
                                            church bond portfolio          indebtedness         rate margin
                                            ---------------------          ------------        ------------
         September 30, 2003                         7.35%                     3.00%                4.35%
         September 30, 2002                         8.87%                     3.75%                5.12%

NOTE 3 - Contractual Maturities

Scheduled principal payments on mortgage loans, church bonds and interim construction loans and indebtedness (including notes payable) outstanding at September 30, 2003, for the five twelve-month periods subsequent to September 30, 2003, follow:

                  Twelve-month period                Mortgage loans, church bonds
                 ending September 30,               and interim construction loans            Indebtedness
                 --------------------               ------------------------------           ---------------
                        2004                                 $ 8,573,812                      $ 22,245,455
                        2005                                   2,291,463                              -
                        2006                                   2,362,926                              -
                        2007                                   2,467,138                              -
                        2008                                   2,414,444                              -

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)

Notes to Condensed Financial Statements (Unaudited)

NOTE 4 - MORTGAGE LOANS, CHURCH BONDS AND INTERIM CONSTRUCTION LOANS

Mortgage loans, church bonds and interim construction loans on which the accrual of interest had been discontinued amounted to $3,175,443 and $2,404,097 at September 30, 2003 and 2002, respectively. If interest on these mortgage loans, church bonds and interim construction loans had been accrued as earned, interest and fees on loans in the accompanying condensed statements of income would have been increased by approximately $78,000 and $74,000 for the six-month periods ended September 30, 2003 and 2002, respectively. Interest income actually recognized during 2003 and 2002 was approximately $35,000 and $16,000, respectively.

NOTE 5 - SECURITIES OFFERING

The Trust filed Form S-11, a Registration Statement, (the Statement) with the Securities and Exchange Commission indicating the Trust's intent to offer 7,000,000 additional shares at a price of $3.00 per share. The purpose of this offering was to raise additional capital in order for the Trust to make additional mortgage loans and as a result, to further grow the company. The effective date of the registration was July 3, 2003. In addition, the Trust has filed the Statement in various states and is presently responding to the comments of various state regulatory reviews. It is the Trust's intent to continue to pursue such registration.

This information is an integral part of the accompanying condensed financial statements.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)

Notes to Condensed Financial Statements (Unaudited)

Item 2. Managements' Discussion and Analysis or Plan of Operation.

Forward-looking Statement Disclaimer

The following Management's Discussion and Analysis includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact made herein are forward-looking, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "believe," "continue" or other similar words. Such forward-looking statements are based upon management's current plans and expectations and are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements, including the following:

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

Results of Operations-Three-month period ended September 30, 2003 as compared to three-month period ended September 30, 2002

Our revenues are derived from interest income earned on loans as well as, to a lesser degree, interest earned on church bonds and short-term investments. During the three-month period ended September 30, 2003, interest income and fees increased by $32,602 (3%) over the three-month period ended September 30, 2002. Interest and fees on mortgage loans, church bonds and interim loans actually decreased during the three-month period ended September 30, 2003 as compared to the three-month period ended September 30, 2002 by $69,586. This decrease was offset by an increase in interest on temporary investments of $102,188.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)

Item 2. Managements' Discussion and Analysis or Plan of Operation. (Continued)

Interest earned on temporary investments was $169,364 for the three-month period ended September 30, 2003 as compared to $67,176 for the three-month period ended September 30, 2002, an increase of $102,188 or 152%. This increase was attributable to the recognition of interest income as a result of the sale or payment of church bonds held by the Trust.

The increase in interest income and fees during the three-month period ended September 30, 2003 as compared to the three-month period ended September 30, 2002 was offset by a decrease in the interest rates on our loan portfolio. The average interest rate on our loans and church bonds decreased from 8.87% as of September 30, 2002 to 7.35% as of September 30, 2003.

There was a decrease in the amount of our performing interim loans from $15,213,224 as of September 30, 2002, to $6,384,531 as of September 30, 2003. There was an increase in performing mortgage loans and church bonds from $30,211,374 as of September 30, 2002 to $35,761,635 as of September 30, 2003. In addition, nonperforming loans increased from $2,404,097 as of September 30, 2002 to $3,175,443 as of September 30, 2003. The total performing and nonperforming mortgage loans, church bonds and interim loans held by Church Loans decreased slightly from $47,828,695 as of September 30, 2002 to $45,321,609 as of September 30, 2003.

Our net income for the three-month period ended September 30, 2003 was $712,105 ($.10 per share), an increase of $65,186 (10.0%) as compared to the three-month period ended September 30, 2002. This increase was attributable to an increase in net interest income and an increase in other income. Net interest income increased from $855,293 for the three-month period ended September 30, 2002 to $939,494 for the three-month period ended September 30, 2003, an increase of $84,201 (9.8%). Other income increased from $895 for the three-month period ended September 30, 2002 to $12,791 for the three-month period ended September 30, 2003, an increase of $11,896.

The increase in our net interest income for the three-month period ended September 30, 2003 as compared to the three-month period ended September 30, 2002 was contributed to by a decrease in our interest expense. The weighted average interest rate on our debt decreased from 3.75% as of September 30, 2002 to 3.00% as of September 30, 2003. As a result, our interest expense decreased from $240,396 for the three-month period ended September 30, 2002 to $188,797 for the three-month period ended September 30, 2003, a decrease of $51,599 or 21.5%.

Management performs a monthly evaluation of the adequacy of the loan loss reserve. Based on this evaluation, they have determined a provision for loan loss is not considered necessary.

Nonperforming loans, church bonds and interim loans increased from $2,404,097 as of September 30, 2002 to $3,175,443 as of September 30, 2003, an increase of $771,346. The accrual of interest on these loans has been discontinued. If interest on these mortgage loans, church bonds and interim loans had been accrued as earned, interest and fees on loans would have been increased by approximately $78,000 and $74,000 for the six-month periods ended September 30, 2003 and 2002, respectively.

General and administrative expenses increased from $169,762 for the three-month period ended September 30, 2002 to $226,140 for the three-month period ended September 30, 2003, an increase of $56,378 or 33.2%.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)

Item 2. Managements' Discussion and Analysis or Plan of Operation. (Continued)

Results of Operations-Six-month period ended September 30, 2003 as compared to six-month period ended September 30, 2002

During the six-month period ended September 30, 2003, interest income and fees increased by $209,314 (9.2%) over the six-month period ended September 30, 2002. This increase was primarily attributable to the receipt of interest income on a mortgage loan held on the cash basis, an increase in commitment fees earned and interest earned on temporary investments.

During the six-month period ended September 30, 2003, we recognized $43,007 in interest income from the payment of a loan that was held on the cash basis.

Commitment fees earned during the six-month period ended September 30, 2003 as compared to the six-month period ended September 30, 2002, increased by $57,736. This increase was primarily the result of the payoff of two loans prior to maturity resulting in the immediate recognition of the unearned commitment fees relative to these two loans.

Interest earned on temporary investments was $305,006 for the six-month period ended September 30, 2003 as compared to $131,878 for the six-month period ended September 30, 2002, an increase of $173,128 or 131%. This increase was attributable to the recognition of interest income as the result of the sale or payment of church bonds held by the trust.

The increase in interest income and fees for the six-month period ended September 30, 2003 as compared to the six-month period ended September 30, 2002 was offset by a decrease in the interest rates on our loan portfolio. As mentioned above, the average interest rate on our loans and church bonds decreased from 8.87% as of September 30, 2002, to 7.35% as of September 30, 2003.

Our net income for the six-month period ended September 30, 2003, was $1,704,886 ($.24 per share), an increase of $290,166 (20.5%) as compared to the six-month period ended September 30, 2002. This increase was attributable to an increase in net interest income and an increase in other income. Net interest income increased from $1,802,993 for the six-month period ended September 30, 2002, to $2,027,648 for the six-month period ended September 30, 2003, an increase of $224,655 (12.5%). Other income increased from $14,212 for the six-month period ended September 30, 2002, to $135,542 for the six-month period ended September 30, 2003, an increase of $121,330 (853.7%). This increase was primarily the result of the sale of property acquired by us through a foreclosure of a nonperforming loan. This sale resulted in a gain of $107,643.

General and administration expenses increased from $348,302 for the six-month period ended September 30, 2002 to $429,294 for the six-month period ended September 30, 2003, an increase of $80,992 (23.3%). This increase is primarily attributable to an increase in payroll expense due to adding an additional employee during the six-month period ended September 30, 2003, and an increase in insurance expense.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)

Item 2. Managements' Discussion and Analysis or Plan of Operation. (Continued)

Financial Condition September 30, 2003 as compared to March 31, 2003

Our performing mortgage loans and church bonds increased slightly from $35,689,239 as of March 31, 2003 to $35,761,635 as of September 30, 2003. However, our portfolio of performing interim loans decreased during the six-month period ended September 30, 2003 from $15,672,768 to $6,384,531, a decrease of $9,288,237. This decrease was primarily attributable to the payoff of one interim loan in the amount of $7,700,000. Mortgage loans, interim loans and church bonds held by us decreased from $54,196,581 as of March 31, 2003 to $45,321,609 as of September 30, 2003, a decrease of $8,874,972 (16.4%).

Our liabilities decreased from $33,666,609 as of March 31, 2003 to $23,382,594 as of September 30, 2003. This decrease was primarily attributable to the application of the proceeds of the payoff of the interim loan in the amount of $7,700,000 mentioned above to the reduction of our line of credit owing to the Amarillo National Bank.

In June 2003, we added one full-time employee, Josh Shields. Mr. Shields is 25 years of age and previously was employed from January 2000 through May 2003 with Wells Fargo Bank in Amarillo, Texas (previously known as The First National Bank of Amarillo). Mr. Shields serves as a Vice-President of Church Loans and works primarily in the area of the marketing loan services and underwriting of loans for Church Loans.

Pursuant to authority granted by our Board of Trust Managers, on Tuesday, June 3, 2003, the Strategic Planning Committee of the Board of Trust Managers authorized management to proceed to register an offering of an additional 7,000,000 shares of certificates of beneficial interest in Church Loans at a price of $3.00 per share. On June 26, 2003 the Board of Trust Managers formally authorized such offering and SEC Form S-11 was filed with the SEC on July 3, 2003. This offering became effective with the SEC on August 14, 2003. We are presently responding to the comments of the various states that we have also registered such offering. It is our intent to continue to pursue such registration. We anticipate beginning the sale of shares registered by this offering sometime during the third fiscal quarter of this year.

Liquidity and Capital Resources

We are engaged primarily in the business of making permanent and interim loans to churches and other non-profit organizations, and to other borrowers, including businesses engaged in the building and operation of assisted living centers. At March 31, 2003, we had five loans to two different borrowers that are secured by assisted-living centers, which totaled approximately $7,961,000. Three of these loans were to affiliated borrowers totaling approximately $1,660,000 and with the remaining two loans to another borrower totaling approximately $6,301,000.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)

Item 2. Managements' Discussion and Analysis or Plan of Operation. (Continued)

Liquidity and Capital Resources (Continued)

Our assets primarily consist of our loan portfolio, real estate acquired through foreclosure and our office building and facilities. Our operational expenses are comprised of the maintenance of our office building, the payment of the salaries of our management and support staff, office expenses, fees paid to the Board of Trust Managers, and the payment for legal and accounting services. Substantially all of our assets are invested in permanent and interim loans. Our only potential liquidity problems are related to the timely and proper repayment of the leveraged funds we have borrowed to make loans in excess of our capital and the ability to fund loan commitments which totaled approximately $3,000,000 at September 30, 2003. All of our indebtedness is generally classified as short term having maturities ranging from "on demand" to maturities repayable over various periods extending through fiscal 2004.

All of the debt obligations of the Trust outstanding as of September 30, 2003, in the amount of $22,245,455 will mature in fiscal 2004. These debt obligations primarily consist of our bank line of credit and Master Note Agreements. As of April 14, 2003, we modified our loan agreement with the Amarillo National Bank thereby increasing the line of credit from $24,000,000 to $35,000,000. Although the bank line of credit matures in fiscal 2004, it is anticipated that the line of credit will be renewed annually. In the event that the bank elects not to renew the line of credit, we may under the terms of the loan agreement retire the line of credit over a period of time, not to exceed five years, equal to the weighted average remaining term of all of our real estate lien notes which are pledged to secure the bank line of credit.

At September 30, 2003, loans to the Trust under Master Note Agreements, which are in effect demand notes, total $14,870,455. In the past, we have utilized our bank line of credit and the principal paid to us upon our outstanding loan portfolio in order to meet our maturing obligations.

At September 30, 2003, the balance which could be borrowed by us upon our bank line of credit was $27,625,000. The principal payments scheduled to be received by us upon our loan portfolio for the twelve-month period ending September 30, 2004 and 2005 are $8,573,812 and $2,291,463, respectively. Assuming all of these scheduled principal payments are received, these payments, together with the balance available to us on our bank line of credit, would provide us with sufficient funds to meet our maturing obligations and fund loan commitments without the necessity of borrowing funds from other sources.

As mentioned above, we obtained an increase in our bank line of credit from $24,000,000 to $35,000,000 effective April 14, 2003. Based upon our success in obtaining borrowings in the past, we are confident that, should it be necessary, we will be able to obtain additional bank financing in the future in sufficient amounts for us to timely meet all of our obligations.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)

Item 2. Managements' Discussion and Analysis or Plan of Operation. (Continued)

Liquidity and Capital Resources (Continued)

Should all the scheduled principal payments upon loans not be received, and should we be unable to borrow against our line of credit, and should borrowings from other sources not be available, it would be necessary to sell a portion of our mortgage loan portfolio in order for it to meet all of its financial obligations. At September 30, 2003, the principal balance of our loan and church bond portfolio was $45,321,609, net of unamortized purchase discounts. The weighted average interest rate on loans and church bonds was 7.35% per annum. In view of the normal marketability of conventional loans, we might be required to discount a majority of these loans in order for them to be attractive for purchase. The principal amount of these loans if discounted to yield a weighted average interest rate of 12%, 14% and 16% would be $27,759,486, $23,793,843, and $20,819,613, respectively. There is no assurance that we would be able to sell all, or a portion of our portfolio of loans, in which event, it would be necessary to secure a loan, or loans, from a lender in order to meet our financial obligations. There is no assurance that we would be able to secure a loan in such instance. We have sold only one of the loans in our mortgage loan portfolio and, therefore, we have limited experience in this area.

Principal payments scheduled to be received upon our permanent loan portfolio during the twelve-month period ending September 30, 2004 and 2005, if not used to fund new loan commitments, would be used to reduce the outstanding indebtedness of the Trust. Should we use the payments of principal which shall be received upon our loan portfolio to reduce our outstanding indebtedness, our interest expense will decrease. In such instance, whether the decrease in the interest income will exceed, or be less than, the decrease in the interest expense will largely be dependent upon the prime rate of interest prevailing at such time due to the fact that the interest to be earned upon our mortgage loan portfolio is generally based upon a fixed rate of interest or a variable rate of interest that periodically reprices, while the interest to be paid by us upon our outstanding debts is directly, or indirectly, tied to the prime rate of interest charged by major domestic banks.

As of September 30, 2003, a substantial portion of the promissory notes evidencing the loans made by us have been pledged to secure our bank line of credit. Promissory notes totaling $30,370,889 were pledged against the bank line of credit which had a total outstanding balance of $7,375,000. The required collateral for this bank loan was $8,112,500, leaving an excess of promissory notes which have been pledged to secure said bank notes of $22,258,389. These excess promissory notes may be reassigned by the bank to us to be sold in order to meet our financial obligations. Should it be necessary, in order to meet our financial obligations, these excess notes amounting to $22,258,389 and other additional promissory notes in the amount of $14,870,455 (for a total amount of $37,128,844) would be available to be sold to meet our financial obligations. Should the excess promissory notes be assigned by the bank to us as heretofore described, the bank line of credit would continue to be secured by the required ratio of notes pledged to the principal balance of the bank line of credit. There is no assurance that we would be able to sell all, or any portion of, these notes.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)

Item 2. Managements' Discussion and Analysis or Plan of Operation. (Continued)

Liquidity and Capital Resources (Continued)

Cash flows from operating activities consist primarily of net income. The primary components of net income are interest income and expense. Interest income should continue to be the main source of cash provided by operating activities; however, the availability of this cash flow is dependent upon the ability of the borrowers to repay loans. Although there was an increase in the amount of nonperforming loans as of September 30, 2003, compared to September 30, 2002, cash provided by operating activities has been and is expected to be a relatively stable source of cash flow.

Cash flows from investing activities results primarily from investment in and payments received on mortgage and interim construction loans and church bonds.

Cash flows from financing activities relate primarily to the borrowings and payments on notes payable and the line of credit. Borrowings are made as funds are needed to make loans or as current obligations become due. Based upon our success in obtaining borrowings in the past, we are confident that we will be able to obtain borrowings in the future in sufficient amounts, along with payments to be received on loans, to timely meet our obligations.

Inflation

At September 30, 2003, the weighted average interest rate on our mortgage loan and church bond portfolio was 7.35% per annum while the weighted average interest rate upon all our borrowings was 3.00% per annum. Although a majority of the loans constituting our loan portfolio have been made at variable rates of interest that generally reprice either daily, annually, or otherwise periodically, a portion of the loans constituting our loan portfolio have been made at fixed rates of interest and, therefore, are not subject to being increased or decreased during the term of the loan. All of our indebtedness is either directly or indirectly tied to the prime rate of interest charged by major banking institutions and, therefore, is subject to fluctuation. During periods of inflation, the prime rate of interest charged by major banking institutions, as well as the interest rate or cost of borrowing money from any lender, generally increases. Consequently, during an inflationary period our interest expense would increase. Since our interest income would not increase as rapidly, an increase in our interest expense would decrease our net income. However, interest income should subsequently increase as variable rate loans reprice. Should the amount of our loans and the amount of our indebtedness remain constant, and should the weighted average interest rate upon the indebtedness increase to approximately 14.97% per annum, the interest income and the interest expense of the Trust would be substantially equal.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or commitments other than our normal loan commitments.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)

Item 2. Managements' Discussion and Analysis or Plan of Operation. (Continued)

New Accounting Standards

We do not believe the adoption of any recently issued pronouncements by the Financial Accounting Standards Board will have a significant impact on our financial statements.

Item 3. Controls and Procedures

The Trust's chief executive officer and its senior vice president are charged with making an evaluation of the Trust's disclosure controls and procedures. These controls and procedures are designed to ensure that information required to be disclosed in reports mandated by the Securities Exchange Act of 1934 is recorded, communicated to management, and accurately reported within the required time periods. The Trust's chief executive officer and senior vice president have concluded, based upon their evaluation of these controls and procedures as of September 30, 2003, that the Trust's disclosure controls and procedures are effective.

There have been no significant changes in the Trust's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders:

The annual meeting of shareholders of the Trust was held on July 18, 2003. At such meeting, each of the individuals named below was elected to the Board of Trust Managers of the Trust to serve until the next annual meeting of the shareholders of the Trust:

                                                                Number of shares
                                                          For                    Against
                                                          ---                    -------
       Bill R. McMorries                               3,691,229                   9,238
       Larry Brown                                     3,692,039                   8,428
       Jack R. Vincent                                 3,691,229                   9,238
       Steve Rogers                                    3,692,433                   8,034
       Mike Bahn                                       3,692,433                   8,034
       Terry Hays                                      3,689,021                  11,446
       Alfred J. Smith                                 3,692,039                   8,428
       Mike Borger                                     3,692,433                   8,034

Additionally, shareholders voted to ratify Clifton Gunderson LLP as auditors for the year ending March 31, 2004 as follows:

       For                                             3,673,553
       Against                                             4,772
       Abstain                                            22,142

However, on October 28, 2003, Mr. Terry Hays resigned as a member of the Board of Trust Managers of the Trust. Mr. Hays has communicated to the Trust that his resignation was not due to any disagreement with the Trust on any matter relating to the Trust's operations, policies or practices. A copy of a letter from Mr. Hays confirming such is enclosed as Exhibit 17.

Item 6(a) Exhibits:

Exhibit 17 - Letter of Resignation as a Member of the Board of Trust Managers from Mr. Terry Hays.

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

CHURCH LOANS & INVESTMENTS TRUST

By	/s/ B. R. McMorries ______________________________ B. R. McMorries, Chairman	Dated: November 12, 2003

By	/s/ Kelly Archer ______________________________ Kelly Archer Chief Financial Officer	Dated: November 12, 2003

CHURCH LOANS & INVESTMENTS TRUST

EXHIBIT INDEX

Exhibit Number	Description	Page
Exhibit 17	Letter of Resignation as a Member of the Board of Trust Managers from Mr. Terry Hays	17
Exhibit 31.1	Certification by the President and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934	18
Exhibit 31.2	Certification by the Senior Vice President Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934	19
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - President & CFO	20
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Senior Vice President	21