Form 10QSB
period 2003-12-31
CHURCH LOANS & INVESTMENTS TRUST
filed 2004-02-12
CIK 20199

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended December 31, 2003

OR

[  ] TRANSITION REPORT UNDER SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

Commission File No. 0-8117

CHURCH LOANS & INVESTMENTS TRUST

State of Organization		IRS Employer Identification
Texas		No. 75-6030254
5305 I-40 West
Amarillo, Texas 79106

Registrant’s telephone number: 806-358-3666

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No ___

As of December 31, 2003, 8,346,889 shares of the Registrant’s shares of beneficial interest were outstanding.

Transitional Small Business Disclosure Format (check one) Yes ___ No   X

CHURCH LOANS & INVESTMENTS TRUST

INDEX

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets (Unaudited)
December 31, 2003 and March 31, 2003

                                                      ASSETS
                                                                               December 31, 2003    March 31, 2003
                                                                               -----------------   -----------------
CASH AND CASH EQUIVALENTS                                                       $        396,832   $         273,432

RECEIVABLES
     Mortgage loans and church bonds - performing                                     35,513,043          35,689,239
     Interim construction loans - performing                                           8,456,036          15,672,768
     Nonperforming mortgage loans, church bonds
         and interim construction loans                                                3,159,460           2,834,574
     Less: Allowance for credit losses                                                (1,733,249)         (1,733,249)
                                                                               -----------------   -----------------
                                                                                      45,395,290          52,463,332
     Accrued interest receivable                                                         283,891             445,778
     Notes receivable                                                                    151,770             302,719
                                                                               -----------------   -----------------
                  Net receivables                                                     45,830,951          53,211,829
                                                                               -----------------   -----------------
PROPERTY AND EQUIPMENT, net                                                              334,915             129,774
OTHER REAL ESTATE OWNED                                                                1,328,832           1,433,087
OTHER ASSETS                                                                             254,609              58,275
                                                                               -----------------   -----------------
TOTAL ASSETS                                                                    $     48,146,139   $      55,106,397
                                                                               =================   =================

                                       Liabilities and Shareholders' Equity

LIABILITIES
     Notes payable and line of credit:
         Related parties                                                        $      2,077,445   $       2,236,993
         Other                                                                        17,942,030          30,133,721
                                                                               -----------------   -----------------
                                                                                      20,019,475          32,370,714
     Accrued interest payable                                                             86,558             135,235
     Other                                                                             1,143,344           1,160,660
                                                                               -----------------   -----------------
                  Total liabilities                                                   21,249,377          33,666,609
                                                                               -----------------   -----------------
SHAREHOLDERS' EQUITY
     Shares of beneficial interest, no par value;
         authorized shares unlimited, 8,353,485 and
         7,007,402 shares issued, respectively                                        24,540,740          20,623,866
     Undistributed net income                                                          2,372,512             832,412
     Treasury shares, at cost (6,596 shares)                                             (16,490)            (16,490)
                                                                               -----------------   -----------------
                  Total shareholders' equity                                          26,896,762          21,439,788
                                                                               -----------------   -----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $     48,146,139   $      55,106,397
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

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)

Condensed Statements of Income (Unaudited)
Three-month and nine-month periods ended
December 31, 2003 and 2002

                                                 Three-month periods ended           Nine-month periods ended
                                                             December 31,                       December 31,
                                                        2003              2002             2003              2002
INTEREST INCOME AND FEES                                ----              ----             ----              ----
    Interest and fees on mortgage
      loans, church bonds, and
      interim construction loans                  $   1,021,745   $     1,133,408   $    3,200,001   $     3,275,479
    Interest on temporary
       investments                                       25,553            45,373          330,560           177,250
                                                  -------------   ---------------   --------------   ---------------
          Total interest income and fees              1,047,298         1,178,781        3,530,561         3,452,729
                                                  -------------   ---------------   --------------   ---------------
DEBT EXPENSE
    Interest                                            209,563           252,272          665,177           723,226
                                                  -------------   ---------------   --------------   ---------------
          Total debt expense                            209,563           252,272          665,177           723,226
                                                  -------------   ---------------   --------------   ---------------
          Net interest income                           837,735           926,509        2,865,384         2,729,503

PROVISION FOR POSSIBLE
    CREDIT LOSSES                                           -                 -                -                 -
                                                  -------------   ---------------   --------------   ---------------
          Net interest income
            less provision for
            possible credit losses                      837,735           926,509        2,865,384         2,729,503

OTHER INCOME                                             15,292            62,311          150,834            76,523
OTHER OPERATING EXPENSES
    General and administrative                          231,076           184,760          660,371           533,062
    Board of Trust Managers' fees                        13,773            13,308           42,783            45,167
                                                  -------------   ---------------   --------------   ---------------
          Total other operating expenses                244,849           198,068          703,154           578,229
                                                  -------------   ---------------   --------------   ---------------
          Income before provision
              for taxes                                 608,178           790,752        2,313,064         2,227,797
PROVISION FOR INCOME TAXES                                2,876            43,740            2,876            66,064
                                                  -------------   ---------------   --------------   ---------------
NET INCOME                                        $     605,302   $       747,012   $    2,310,188   $     2,161,733
                                                  =============   ===============   ==============   ===============
WEIGHTED AVERAGE NUMBER
    OF SHARES OUTSTANDING                             7,034,458         7,000,806        7,012,105         7,000,806
                                                  =============   ===============   ==============   ===============
NET INCOME PER SHARE                                 $ 0.09            $ 0.11          $ 0.33             $ 0.31
                                                     ======            ======          ======             ======
DIVIDENDS PER SHARE                                  $ -                $-             $ 0.11             $ 0.12
                                                     ======            ======          ======             ======

These condensed financial statements should be read only in connection with the accompanying notes to condensed financial statements.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)

Condensed Statements of Cash Flows (Unaudited)
Nine-month periods ended December 31, 2003 and 2002

                                                                                         Nine-month periods
                                                                                          ended December 31,
                                                                                        2003               2002
                                                                                        ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                     $   2,310,188   $      2,161,733
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation                                                                         -                5,157
         Amortization of loan discounts                                                   (19,228)           (22,965)
         Gain on sale of other real estate                                               (107,643)            (9,321)
         Changes in:
           Accrued interest receivable                                                    161,887             37,473
           Accrued interest payable                                                       (48,677)            86,836
           Other liabilities                                                              (17,316)           250,586
           Federal income taxes payable                                                       -              (73,810)
           Other, net                                                                      28,003             17,692
                                                                                    -------------   ----------------
                  Net cash provided by operating activities                             2,307,214          2,453,381
                                                                                    -------------   ----------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in mortgage and interim construction
       loans and church bonds                                                         (19,569,218)       (22,538,359)
     Payments received on mortgage and interim
       construction loans and church bonds                                             26,508,274         17,553,294
     Purchases of property and equipment                                                 (205,141)               -
     Advances of notes receivable                                                         (30,151)          (249,907)
     Payments received on notes receivable                                                181,100            491,999
     Proceeds from sale of other real estate                                              360,112            378,627
     Additional investment in other real estate                                               -              (30,511)
                                                                                    -------------   ----------------
                  Net cash provided (used) by investing activities                      7,244,976         (4,394,857)
                                                                                    -------------   ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Borrowings on notes payable                                                       23,406,322         23,976,109
     Principal payments on notes payable                                              (35,757,561)       (20,993,409)
     Cash received from issuance of shares of beneficial interest
       net of issuance cost                                                             3,916,874                -
     Cash dividends paid                                                                 (770,088)          (840,097)
     Other                                                                               (224,337)               -
                                                                                    -------------   ----------------
                  Net cash provided (used) by financing activities                     (9,428,790)         2,142,603
                                                                                    -------------   ----------------
                  Increase in cash and cash equivalents                                   123,400            201,127

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                                                  273,432            134,889
                                                                                    -------------   ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $     396,832   $        336,016
                                                                                    =============   ================
Supplemental disclosure of cash flow information
     Cash paid during the period for interest                                       $     713,854   $        636,390
                                                                                    =============   ================
     Real estate acquired through foreclosure                                       $     148,214   $        515,585
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

NOTE 2 - Weighted Average Interest Rates

Weighted average interest rates and net interest rate margins at December 31, 2003 and 2002, were as follows:

                                            Mortgage and interim
                                            construction loan and              Total           Net interest
                                            church bond portfolio          indebtedness         rate margin
                                            ---------------------          ------------        ------------
         December 31, 2003                          7.23%                    3.00%                4.23%
         December 31, 2002                          8.24%                    3.25%                4.99%

NOTE 3 - Contractual Maturities

Scheduled principal payments on mortgage loans, church bonds and interim construction loans and indebtedness (including notes payable) outstanding at December 31, 2003, for the five twelve-month periods subsequent to December 31, 2003, follow:

                  Twelve-month period                Mortgage loans, church bonds
                  ending December 31,               and interim construction loans            Indebtedness
                  -------------------               ------------------------------           ---------------
                      2004                                 $    10,526,321                   $    20,019,475
                      2005                                       2,321,184                               -
                      2006                                       2,370,417                               -
                      2007                                       2,486,841                               -
                      2008                                       2,354,799                               -

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)

Notes to Condensed Financial Statements (Unaudited)

NOTE 4 - MORTGAGE LOANS, CHURCH BONDS AND INTERIM CONSTRUCTION LOANS

Mortgage loans, church bonds and interim construction loans on which the accrual of interest had been discontinued amounted to $3,159,460 and $1,618,805 at December 31, 2003 and 2002, respectively. If interest on these mortgage loans, church bonds and interim construction loans had been accrued as earned, interest and fees on loans in the accompanying condensed statements of income that would have been recorded under the original terms amounted to approximately $234,000 and $191,000 for the nine-month periods ended December 31, 2003 and 2002, respectively. Interest income actually recognized during 2003 and 2002 was approximately $102,000 and $16,000, respectively.

NOTE 5 - SECURITIES OFFERING

The Trust filed Form S-11, a Registration Statement, (the Statement) with the Securities and Exchange Commission indicating the Trust's intent to offer 7,000,000 additional shares at a price of $3.00 per share. The purpose of this offering was to raise additional capital in order for the Trust to make additional mortgage loans and as a result, to further grow the company. The effective date of the registration was August 14, 2003. In addition, on various dates from August 14, 2003 through December 31, 2003 this offering became effective in various states. As of December 31, 2003, the Trust had sold and issued an additional 1,346,083 shares resulting in an increase of $3,916,874, net of issuance costs, in the Trust's shareholder equity. It is the Trust's intent to continue to pursue registration in the remaining states where the Trust has filed for registration and to continue efforts to sell these shares.

NOTE 6 - SUBSEQUENT EVENT

In January 2004, the Trust declared and paid dividends of $0.25 per share to shareholders of record on December 31, 2003 totaling $2,086,722.

This information is an integral part of the accompanying condensed financial statements.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)

Notes to Condensed Financial Statements (Unaudited)

Item 2. Managements' Discussion and Analysis or Plan of Operation.

Forward-looking Statement Disclaimer

The following Management's Discussion and Analysis of Financial Condition and Results of Operation includes forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact made herein are forward-looking, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "believe," "continue" or other similar words. Such forward-looking statements are based upon management's current plans and expectations and are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements, including the following:

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

Results of Operations-Three-month period ended December 31, 2003 as compared to the three-month period ended December 31, 2002

Our revenues are derived from interest income earned on loans as well as, to a lesser degree, interest earned on church bonds and short-term investments. During the three-month period ended December 31, 2003, interest income and fees decreased by $131,483 (11%) over the three-month period ended December 31, 2002. Interest and fees on mortgage loans, church bonds and interim loans decreased during the three-month period ended December 31, 2003 as compared to the three-month period ended December 31, 2002, $111,663 or 10%. Interest on temporary investments also decreased during the period by $19,820.

Net interest income for the three-month period ended December 31, 2003 as compared to the three-month period ended December 31, 2002 decreased from $926,509 to $837,735, a decrease of $88,774 (10%). This decrease was primarily attributable to the decrease in interest income and fees. The decrease in interest income and fees during the three-month period ended December 31, 2003 as compared to the three-month period ended December 31, 2002 was offset

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)

Item 2. Managements' Discussion and Analysis or Plan of Operation. (Continued)

Results of Operations-Three-month period ended December 31, 2003 as compared to the three-month period ended December 31, 2002 (Continued)

by a decrease in our debt expense. This decrease in our debt expense was the result of a decrease in interest rates on our debt and a decrease in our total debt outstanding. The average interest rate on our debt decreased from 3.25% as of December 31, 2002 to 3.00% as of December 31, 2003. This decrease in interest rates charged on our debt coupled with a decrease in our outstanding debt from $28,837,255 as of December 31, 2002 to $20,019,475 as of December 31, 2003 resulted in a decrease in debt expense from $252,272 for the three-month period ended December 31, 2002 to $209,563 for the three-month period ended December 31, 2003, a decrease of $42,709 or 17%.

The average interest rate on our loans and church bonds decreased from 8.24% as of December 31, 2002 to 7.23% as of December 31, 2003. This decrease in the rates we earned on our portfolio of loans and church bonds also contributed to the decrease in interest income during the three-month period ended December 31, 2003 as compared to the three-month period ended December 31, 2002.

There was a decrease in the amount of our performing interim loans from $13,885,053 as of December 31, 2002, to $8,456,036 as of December 31, 2003. This decrease was primarily attributable to the payoff of one major interim loan that had a principal balance owing as of December 31, 2002 of $7,533,319. There was a slight decrease in performing mortgage loans and church bonds from $35,950,218 as of December 31, 2002 to $35,513,043 as of December 31, 2003. In addition, nonperforming loans increased from $1,618,805 as of December 31, 2002 to $3,159,460 as of December 31, 2003. Total performing and nonperform-ing mortgage loans, church bonds and interim loans decreased from $51,454,076 as of December 31, 2002 to $47,128,539 as of December 31, 2003.

Our net income for the three-month period ended December 31, 2003 was $605,302 ($.09 per share), a decrease of $141,710 (19%) as compared to the three-month period ended December 31, 2002. This decrease was attributable to the decrease in net interest income, a decrease in other income, and an increase in general and administrative expenses. As discussed above, net interest income decreased from $926,509 for the three-month period ended December 31, 2002 to $837,735 for the three-month period ended December 31, 2003, a decrease of $88,774 (10%). Other income decreased from $62,311 for the three-month period ended December 31, 2002 to $15,292 for the three-month period ended December 31, 2003, a decrease of $47,019.

General and administrative expenses increased from $184,760 for the three-month period ended December 31, 2002 to $231,076 for the three-month period ended December 31, 2003, an increase of $46,316 or 25%.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)

Item 2. Managements' Discussion and Analysis or Plan of Operation. (Continued)

Results of Operations-Nine-month period ended December 31, 2003 as compared to the nine-month period ended
December 31, 2002

During the nine-month period ended December 31, 2003, interest earned and fees increased by $77,832 (2%) over the nine-month period ended December 31, 2002. This increase was primarily attributable to the receipt of interest earned on temporary investments.

Commitment fees earned during the nine-month period ended December 31, 2003 as compared to the nine-month period ended December 31, 2002, increased by $99,237. This increase was primarily the result of the payoff of two loans prior to maturity resulting in the immediate recognition of the unearned commitment fees relative to these two loans.

Interest earned on temporary investments was $330,560 for the nine-month period ended December 31, 2003 as compared to $177,250 for the nine-month period ended December 31, 2002, an increase of $153,310 or 86%. This increase was attributable to the sale or payment of church bonds held by the trust.

The increase in interest income and fees for the nine-month period ended December 31, 2003 as compared to the nine-month period ended December 31, 2002 was offset by a decrease in the interest rates on our loan portfolio. As mentioned above, the average interest rate on our loans and church bonds decreased from 8.24% as of December 31, 2002, to 7.23% as of December 31, 2003.

Our net income for the nine-month period ended December 31, 2003, was $2,310,188 ($.33 per share), an increase of $148,455 (7%) as compared to the nine-month period ended December 31, 2002. This increase was attributable to an increase in net interest income and an increase in other income. Net interest income increased from $2,729,503 for the nine-month period ended December 31, 2002, to $2,865,384 for the nine-month period ended December 31, 2003, an increase of $135,881 (5%). Other income increased from $76,523 for the nine-month period ended December 31, 2002, to $150,834 for the nine-month period ended December 31, 2003, an increase of $74,311 (97%). This increase was primarily the result of the sale of property acquired by us through a foreclosure of a nonperforming loan. This sale resulted in a gain of $107,643.

Nonperforming loans, church bonds and interim loans increased from $1,618,805 as of December 31, 2002 to $3,159,460 as of December 31, 2003, an increase of $1,540,655. The accrual of interest on these loans has been discontinued. If interest on these mortgage loans, church bonds and interim loans had been accrued as earned, interest and fees on loans that would have been recorded under the original terms amounted to approximately $234,000 and $191,000 for the nine-month periods ended December 31, 2003 and 2002, respectively. Interest income actually recognized during 2003 and 2002 was approximately $102,000 and $16,000, respectively.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)

Item 2. Managements' Discussion and Analysis or Plan of Operation. (Continued)

Results of Operations-Nine-month period ended December 31, 2003 as compared to the nine-month period ended
December 31, 2002 (Continued)

General and administrative expenses increased from $533,062 for the nine-month period ended December 31, 2002 to $660,371 for the nine-month period ended December 31, 2003, an increase of $127,309 (24%). This increase is primarily attributable to an increase in payroll expense due to adding an additional employee during the nine-month period ended December 31, 2003, an increase in computer software costs incurred in migrating certain application software from an existing Digital platform to a Windows platform and expenses (insurance, maintenance and legal) related to real estate acquired through foreclosure or securing loans in default.

Results of Operations-Nine-month period ended December 31, 2003 as compared to the year ended March 31, 2003

Our performing mortgage loans and church bonds decreased slightly from $35,689,239 as of March 31, 2003 to $35,513,043 as of December 31, 2003. Furthermore, our portfolio of performing interim loans decreased during the nine-month period ended December 31, 2003 from $15,672,768 to $8,456,036, a decrease of $7,216,732. This decrease was primarily attributable to the payoff of one interim loan with a balance owing as of March 31, 2003 of $7,700,000. Mortgage loans, interim loans and church bonds held by us decreased from $54,196,581 as of March 31, 2003 to $47,128,539 as of December 31, 2003, a decrease of $7,068,042 (13%).

Our liabilities decreased from $33,666,609 as of March 31, 2003 to $21,249,377 as of December 31, 2003. This decrease was primarily attributable to the application of the proceeds of loan payoffs and the proceeds from the sale of our shares to the reduction of our line of credit owing to the Amarillo National Bank.

We added one full-time employee, Josh Shields, in June 2003. Mr. Shields is 25 years of age and previously was employed from January 2000 through May 2003 with Wells Fargo Bank in Amarillo, Texas (previously known as The First National Bank of Amarillo). Mr. Shields serves as a Vice President of Church Loans and works primarily in the area of the marketing loan services and underwriting of loans for Church Loans.

Pursuant to authority granted by our Board of Trust Managers, on Tuesday, June 3, 2003, the Strategic Planning Committee of the Board of Trust Managers authorized management to proceed to register an offering of an additional 7,000,000 shares of certificates of beneficial interest in Church Loans at a price of $3.00 per share. On June 26, 2003 the Board of Trust Managers formally authorized such offering and SEC Form S-11 was filed with the SEC on July 3, 2003. This offering became effective with the SEC on August 14, 2003. On various dates from August 14, 2003 through December 31, 2003 this offering became effective in various states. Sales of such shares began in December 2003. As of December 31, 2003, we had sold and issued an additional 1,346,083 shares resulting in an increase of $3,916,874, net of issuance costs, in our shareholder equity. It is our intent to continue to pursue registration in the remaining states where we have filed for registration and to continue efforts to sell these shares.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)

Item 2. Managements' Discussion and Analysis or Plan of Operation. (Continued)

Results of Operations-Nine-month period ended December 31, 2003 as compared to the year ended March 31, 2003 (Continued)

Total shareholder equity has increased from $21,439,788 as of March 31, 2003 to $26,896,762 as of December 31, 2003, an increase of $5,456,974 or 25%. This increase is attributable to the sale of new shares as discussed above and to an increase in undistributed net income.

Undistributed net income as of December 31, 2003 was $2,372,512 as compared to $832,412 as of March 31, 2003. A dividend was declared at the January 2004 meeting of the Board of Trust Managers for shareholders of records as of December 31, 2003. This dividend was $.25 per share or $2,086,722.

As expected, the sale of new shares in December 2003 diluted the dividend that would have been paid to existing shareholders. This dilution amounted to approximately $.05 per share.

Liquidity and Capital Resources

We are engaged primarily in the business of making permanent and interim loans to churches and other nonprofit organizations, and to other borrowers, including businesses engaged in the building and operation of assisted living centers. At March 31, 2003, we had five loans to two different borrowers which are secured by assisted living centers which totaled approximately $7,961,000. Three of these loans were to affiliated borrowers totaling approximately $1,660,000 and with the remaining two loans to another borrower totaling approximately $6,301,000.

Our assets primarily consist of our loan portfolio, real estate acquired through foreclosure and our office building and facilities. Our operational expenses are comprised of the maintenance of our office building, the payment of the salaries of our management and support staff, office expenses, fees paid to the Board of Trust Managers, the payment for legal and accounting services, and expenses incurred relative to real estate securing our loans or acquired through foreclosure. Substantially all of our assets are invested in the permanent and interim loans. Our only potential liquidity problems are related to the timely and proper repayment of the leveraged funds we have borrowed to make loans in excess of our capital and the ability to fund loan commitments. All of our indebtedness is generally classified as short term having maturities ranging from "on demand" to maturities repayable over various periods extending through fiscal 2005.

All of our debt obligations outstanding as of December 31, 2003, in the amount of $20,019,475, will mature in fiscal 2005. These debt obligations primarily consist of our bank line of credit and Master Note Agreements. As of December 31, 2003, our loan agreement with the Amarillo National Bank provided for a line of credit in the amount of $25,000,000. The outstanding balance at December 31, 2003 was $7,098,000. Although the bank line of credit matures in fiscal 2005, it is anticipated that the line of credit will be renewed annually. In the event that the bank elects not to renew the line of credit, we may under the terms of the loan agreement retire the line of credit over a period of time, not to exceed five years, equal to the weighted average remaining term of all of our real estate lien notes which are pledged to secure the bank line of credit.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)

Item 2. Managements' Discussion and Analysis or Plan of Operation. (Continued)

Liquidity and Capital Resources (Continued)

At December 31, 2003, loans to us under Master Note Agreements, which are in effect demand notes, total $12,921,475. In the past, we have utilized our bank line of credit and the principal paid to us upon our outstanding loan portfolio in order to meet our maturing obligations.

At December 31, 2003, the balance which could be borrowed by us upon our bank line of credit was $17,902,000. The principal payments scheduled to be received by us upon our loan portfolio for the twelve-month period ending December 31, 2004 and 2005 are $10,526,321 and $2,321,184, respectively. Assuming all of these scheduled principal payments are received, these payments, together with the balance available to us on our bank line of credit, should provide us with sufficient funds to meet our maturing obligations and fund loan commitments without the necessity of borrowing funds from other sources.

Effective April 14, 2003, our bank line of credit was increased from $24,000,000 to $35,000,000. However, pursuant to our agreement and in order to reduce non-use fees to the bank, our line of credit was reduced to $25,000,000 with the renewal of this line of credit arrangement on December 31, 2003. Based upon our success in obtaining borrowings in the past, we are confident that, should it be necessary, we will be able to obtain additional bank financing in the future in sufficient amounts for us to timely meet all of our obligations.

Should all the scheduled principal payments upon loans not be received, and should we be unable to borrow against our line of credit, and should borrowings from other sources not be available, it would be necessary to sell a portion of our mortgage loan portfolio in order for it to meet all of its financial obligations. At December 31, 2003, the principal balance of our loan and church bond portfolio was $47,128,539, net of unamortized purchase discounts. The weighted average interest rate on loans and church bonds was 7.23% per annum. In view of the normal marketability of conventional loans, we might be required to discount a majority of these loans in order for them to be attractive for purchase. The principal amount of these loans if discounted to yield a weighted average interest rate of 12%, 14% and 16% would be $28,394,942, $24,338,521, and $21,296,206, respectively. There is no assurance that we would be able to sell all, or a portion of our portfolio of loans, in which event, it would be necessary to secure a loan, or loans, from a lender in order to meet our financial obligations. There is no assurance that we would be able to secure a loan in such instance. We have sold only one of the loans in our mortgage loan portfolio and, therefore, we have limited experience in this area.

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

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)

Item 2. Managements' Discussion and Analysis or Plan of Operation. (Continued)

Liquidity and Capital Resources (Continued)

As of December 31, 2003, a substantial portion of the promissory notes evidencing the loans made by us has been pledged to secure our bank line of credit. Promissory notes totaling $28,329,101 were pledged against the bank line of credit which had a total outstanding balance of $7,098,000. The required collateral for this bank loan was $7,807,800, leaving an excess of promissory notes which have been pledged to secure said bank notes of $20,521,301. These excess promissory notes may be reassigned by the bank to us to be sold in order to meet our financial obligations. Should it be necessary, in order to meet our financial obligations, these excess notes amounting to $20,521,301 and other additional promissory notes in the approximate amount of $26,607,238 (for a total amount of $47,128,539) would be available to be sold to meet our financial obligations. Should the excess promissory notes be assigned by the bank to us as heretofore described, the bank line of credit would continue to be secured by the required ratio of notes pledged to the principal balance of the bank line of credit. There is no assurance that we would be able to sell all, or any portion of, these notes.

Cash flows from operating activities consist primarily of net income. The primary components of net income are interest income and expense. Interest income should continue to be the main source of cash provided by operating activities; however, the availability of this cash flow is dependent upon the ability of the borrowers to repay loans. Although there was an increase in the amount of nonperforming loans as of December 31, 2003, compared to December 31, 2002, cash provided by operating activities has been and is expected to be a relatively stable source of cash flow.

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

Inflation

At December 31, 2003, the weighted-average interest rate on our mortgage loan and church bond portfolio was 7.23% per annum while the weighted-average interest rate upon all our borrowings was 3.00% per annum. Although a majority of the loans constituting our loan portfolio have been made at variable rates of interest that generally reprice either daily, annually, or otherwise periodically, a portion of the loans constituting our loan portfolio have been made at fixed rates of interest and, therefore, are not subject to being increased or decreased during the term of the loan. All of our indebtedness is either directly or indirectly tied to the prime rate of interest charged by major banking institutions and, therefore, is subject to fluctuation. During periods of inflation, the prime rate of interest charged by major banking institutions, as well as the interest rate or cost of borrowing money from any lender, generally increases. Consequently, during an inflationary period our interest expense would increase. Since our interest income would not increase as rapidly, an increase in our interest expense would decrease our net income. However,

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)

Item 2. Managements' Discussion and Analysis or Plan of Operation. (Continued)

Inflation (Continued)

interest income should subsequently increase as variable-rate loans reprice. Should the amount of our loans and the amount of our indebtedness remain constant, and should the weighted-average interest rate upon the indebtedness increase to approximately 17.02% per annum, the interest income and the interest expense of the Trust would be substantially equal.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or commitments other than our normal loan commitments.

New Accounting Standards

We do not believe the adoption of any recently issued pronouncements by the Financial Accounting Standards Board will have a significant impact on our financial statements.

Item 3. Controls and Procedures

The Trust's chief executive officer and its senior vice president are charged with making an evaluation of the Trust's disclosure controls and procedures. These controls and procedures are designed to ensure that information required to be disclosed in reports mandated by the Securities Exchange Act of 1934 is recorded, communicated to management, and accurately reported within the required time periods. The Trust's chief executive officer and senior vice president have concluded, based upon their evaluation of these controls and procedures as of December 31, 2003, that the Trust's disclosure controls and procedures are effective.

There have been no significant changes in the Trust's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)

PART II. OTHER INFORMATION

Item 5 Other Information:

As noted in Exhibit 17, Mr. Terry Hays resigned as a member of the Board of Trust Managers effective October 28, 2003. Such resignation was not due to any disagreement with the Trust, its board of Trust Managers or its management. Such vacancy has not been filled at this time.

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

CHURCH LOANS & INVESTMENTS TRUST

By	/s/ B. R. McMorries ______________________________ B. R. McMorries, Chairman	Dated: February 12, 2004

By	/s/ Kelly Archer ______________________________ Kelly Archer Chief Financial Officer	Dated: February 12, 2004

CHURCH LOANS & INVESTMENTS TRUST

EXHIBIT INDEX

Exhibit Number	Description	Page
Exhibit 17	Letter of Resignation as a Member of the Board of Trust Managers from Mr. Terry Hays	17
Exhibit 31.1	Certification by the President and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934	18
Exhibit 31.2	Certification by the Senior Vice President Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934	19
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - President & CFO	20
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Senior Vice President	21