Form 10KSB
period 2004-03-31
CHURCH LOANS & INVESTMENTS TRUST
filed 2004-06-29
CIK 20199

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File No. 08117

CHURCH LOANS & INVESTMENTS TRUST SM
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

Yes  ☒       No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference of Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Issuer's revenues for its most recent fiscal year: $4,721,686.

The aggregate market value of the voting stock held by non-affiliates of the registrant is $25,695,003 as of May 31, 2004.

The number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2004 is 8,979,612 shares of beneficial interest.

Documents Incorporated by Reference:

Portions of the Annual Report to Shareholders for the year ended March 31, 2004, are incorporated by reference into Parts II and III.

Exhibits 3(a) and 3(b) included in Form S-11 under File No. 2-51235 are incorporated by reference into the List of Exhibits, Item 13(a) of Part III.

TABLE OF CONTENTS FORM 10-KSB ANNUAL REPORT - 2004 CHURCH LOANS & INVESTMENTS TRUST

FORWARD-LOOKING STATEMENTS DISCLOSURE

This Annual Report includes forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact made in this discussion are forward-looking, which can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. The forward-looking statements are based upon management’s current plans and expectations and are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements, including:

  Competition in the business of making loans to churches;
  A decline in general economic conditions;
  A decline in real estate values affecting the value of the collateral securing our loans;
  A rise in interest rates resulting in higher cost of funds to us prior to the re-pricing of the loans owing to us;
  Our inability to borrow funds and at reasonable rates of interest;
  General risks of lending;
  Change in federal or state laws affecting our operations;
  Loss of critical management; and
  Other risks.

These risks and uncertainties are not intended to be exhaustive and should be read in conjunction with other cautionary statements made in this Annual Report.

CAUTIONARY STATEMENTS

You should carefully consider the following Cautionary Statements and other information provided in this Annual Report. The risk and uncertainties described below are those that we believe may materially affect our operations and, in turn, the value of our shares. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial also may become important factors that effect our operations.

Our line of credit owing to Amarillo National Bank matures on December 31, 2004. Failure to review or replace this line of credit arrangement could adversely affect our operations.

We believe that the bank line of credit will be extended annually. In the event that Amarillo National Bank elects not to renew the line of credit and a similar financing arrangement cannot be made with another bank, then we have the option of retiring the line of credit over a period of time, not to exceed five years, equal to the weighted average remaining term of the real estate lien notes which are pledged to secure the line of credit. In this event, we would be unable to draw on the line to fund new loans.

Even if we are successful in arranging a new line of credit with another bank, it may not be upon as favorable terms as the present line of credit. Less favorable terms would negatively affect our profitability.

It may be necessary for us to raise additional funds in order to meet all of our financial obligations and these funds may not be available on acceptable terms or at all.

It may be necessary for us to raise additional funds in order to meet all of our financial obligations. There is no assurance that we would be able to raise sufficient additional funds through borrowings. In this event, it would be necessary for us to liquidate a portion of our mortgage loans. We have little experience in selling our loans, but we anticipate that it may be necessary to discount loans in order to timely sell them. A sale of a substantial portion of our loans at discounts would reduce our equity to the detriment of our shareholders. The extent, if any, to which we would have to discount our loan portfolio cannot be determined at this time.

Our master note agreements are due on demand. Demand of a significant amount of these master notes would adversely affect our operations.

Since the master notes owing by us are due on demand, any holder could immediately demand payment of the holder’s note. In such an instance, we believe that we would be able to meet this demand from available operating funds or by drawing upon our line of credit. Although our master note agreements provide that we may limit withdrawals to a maximum of $250,000 per note per 30-day period, there is no assurance that we would have sufficient funds available to be drawn on the line of credit or otherwise to pay any demanded master note. In the event that we failed to pay a master note upon demand, if known, other holders of master notes, would likely also demand payment of their master notes resulting in a series of demands. In this event if there are not sufficient funds available from the line of credit to pay the demanded master notes, we would have to sell loans in our portfolio to retire the demanded master notes. We have very limited experience in selling loans and would expect that it will take some time to accomplish a sale and possibly at substantial discounts. We would be in default in the payment of the master notes and might have to seek protection under the bankruptcy laws in order to obtain the necessary time to sell assets to meet this demand. Even if we are able to meet the demands, these events would adversely affect our operations.

Interest rate changes may result in the realization of substantially less net income.

Our interim loans are normally made at rates of interest that change as the prime rate of interest changes. Most of our permanent mortgage loans are made at rates of interest that are fixed for a period of time, either one year or five years, and then reprice based upon the prime rate of interest within certain interest rate caps provided in the loans. However, all of our debt is either directly or indirectly tied to the prime rate of interest charged by major domestic banks and is subject to the day-to-day fluctuation of the prime rate without any interest rate cap. As the prime rate of interest increases, causing an increase in our interest expense, our net income decreases for a period of time until the permanent mortgage loans reprice. Correspondingly, as the prime rate of interest decreases our interest expense would decrease and our net income would generally increase until the permanent mortgage loans reprice. In the event of a significant or rapid increase in the prime rate of interest, our interest expense could increase to an extent that we actually incurred a loss on our permanent mortgage loans until these loans could reprice. Even the repricing of these loans may not cure the deficit between the interest income on a loan and the interest expense incurred in carrying the loan if the prime rate of interest increases have exceeded the interest rate cap provided in the note. These factors could lower our net income or cause a net loss during periods of rising interest rates, which would negatively impact our financial condition, cash flows and results of operations and, correspondingly, the value of our shares.

General economic and financial conditions in mortgage and financial markets may negatively affect our results of operations.

The performance of our mortgage loan portfolio depends on, among other things:

  the level of net interest income generated by our mortgage loans, the market value of such mortgage loans, and
  the supply of and demand for such mortgage loans.

In addition, the following factors cannot be predicted with any certainty:

  prepayment rates,
  interest rates,
  borrowing costs and credit losses depend upon the nature and terms of the mortgage loans, the geographic locations of the properties securing the mortgage loans, conditions in financial markets,
  the fiscal and monetary policies of the United States government and the Board of Governors of the Federal Reserve System,
  international economic and financial conditions,
  competition, and
  other factors.

There are inherent general risks involved in investing in mortgage loans including risks related to the collateral securing the loan, prior liens, property taxes and costs to enforce the mortgages.

All real property investments are subject to some degree of risk. The mortgage loans in which we invest normally will not be insured or otherwise guaranteed by any institution or agency. In the event of a default by a borrower it may be necessary for us to foreclose our mortgage or engage in negotiations which may involve further outlays to protect our investment. The mortgages securing our loans may be or become, in some instances, subordinated to mechanics’ or material men's liens or property tax liens. In these instances it may become necessary in order to protect a particular investment for us to make payments in order to maintain the current status of a prior lien or discharge it entirely. It is possible that the total amount recovered by us in these cases may be less than our total investment, resulting in a loss. In the event of a major loan default or several loan defaults resulting in losses, our profitability would be materially and adversely affected and our ability to pay dividends to our shareholders would be impaired.

Our lending decision is based upon an appraisal of the property to secure the loan which is made prior to the making of the loan. In the event of default, the actual value of the collateral securing the loan may differ. A decline in real estate values will adversely affect the value of our loans, the value of the mortgages securing our loans and the value of our Shares.

Pursuant to our Declaration of Trust, our loans may not exceed 66 2/3% of the value of the real estate securing the loan. However, the determination of the value of the real estate securing the loan is based upon a real estate appraisal made near the time of the making of the loan. In the event of a default and the resulting foreclosure of the property securing a loan, the property may sell for more or less than the appraised amount. This difference may be the result of mistaken assumptions made by the appraiser or changes in market conditions since the time of the appraisal. We obtain an appraisal prior to making the loan to determine loan qualification. However, we do not normally obtain new appraisals or updates to the appraisals after the making of the initial loan.

Our church loans are normally secured by “single-purpose” properties that may not be readily marketable in the event of default.

In the event of default by a borrower in the payment of a mortgage loan owing to us, we may proceed to foreclose the property securing our loan. However, the property securing the loan is normally a “single-purpose” church facility that may not be readily marketable. It may take longer to secure a buyer for a property. During a significant holding period, we may have to expend additional funds to secure and maintain the property and pay taxes on the property. Furthermore, during the holding period the value of the property may decline. Due to the limited number of potential buyers of the property, we may not be able to realize enough from the sale of the property to retire the entire principal, interest and expenses that we have invested in the loan.

It is inevitable that some loans will become delinquent and we will not be able to collect the interest on the loan or may even have a loss of principal on the loan.

It is generally our practice to discontinue the accrual of interest upon mortgage loans which are 90 days or more past due, and to discontinue the accrual of interest upon church bonds where the issuer of the bonds fails to make a semi-annual payment of principal or interest upon the bonds. At March 31, 2004, we had discontinued the accrual of interest upon mortgage loans and church bonds totaling $3,261,381. All payments which are received by us from churches upon mortgage loans or bonds where the accrual of interest has been discontinued is currently being applied to the reduction of the principal of the debt obligation of the church and not to the accrued interest.

A church loan is normally repaid from contributions by the congregation’s members which may vary thereby affecting the congregation’s ability to timely meet its obligations.

As mentioned, most of our loans are made to churches. Churches are normally dependent on the contributions of its members to meet its obligations. If a borrowing church has a decline in membership or contributions, then it may not be able to timely make its payments to us. A church can experience a decline in membership or contributions as a result of:

  a general economic decline in the community in which the church is located, a specific economic decline that affects a significant number of the members of the church, a conflict or division in the church that results in a loss of membership, a withholding of members' normal contributions, or
  the loss of a popular pastor or minister of the church resulting in a significant loss of members and contributions.

Our mortgage loans are subject to normal credit risks and the loss of the underlying collateral.

Our mortgage loans are subject to the normal, general risks associated with mortgage loans, including risks of borrower defaults, bankruptcies and special hazard losses that are not covered by standard hazard insurance (including earthquakes, floods and the like). In the event of a default on a loan, we will bear the risk of loss of principal to the extent of any deficiency between the value of the property securing the loan and the amount owing on the loan. Mortgage loans that are in default are not eligible collateral for securing our bank line of credit with the Amarillo National Bank. Although we attempt to establish and maintain adequate reserves to cover these risks, there can be no assurance that such reserves will be sufficient to offset losses on mortgage loans in the future.

Even assuming that properties securing our mortgage loans do provide adequate security for these loans, substantial delays could be encountered in connection with the foreclosure of defaulted mortgage loans, with corresponding delays in the receipt of proceeds from the sale of these properties.

Interim loans represent a greater risk of loss than a permanent loan that amortizes over the term of the loan.

Although we are engaged in the business of making both long-term permanent loans and short-term interim loans to churches and other non-profit organizations, during the past several years a significant number of the loans that we made were interim loans. In fact, we attempt to maintain a loan portfolio that consists of 30-40% of interim loans. Most of these loans are for the purpose of financing the purchase or construction of church buildings and facilities, or for the renovation of these facilities. Most of these interim loans were associated with bond offerings of the borrowers where the proceeds from the sale of the bonds are used to repay our interim loan. The timely repayment of these interim loans is primarily dependent upon the success of the borrower in selling its bonds. Since these bonds are generally sold on a best efforts basis, with no firm underwriting or commitment by the broker-dealer to purchase any of the bonds, there is no assurance that bonds in sufficient amounts will be sold in order to timely repay the interim loan owing to us. All permanent and interim loans are secured by a first mortgage on the property of the borrower. In situations where we make an interim loan to be repaid from the proceeds of a bond offering of the borrower, if any of the bonds of the offering are sold, the mortgage securing the interim loan would be of equal priority with the mortgage securing the payment of the bonds which are actually sold. Should the borrower be unable to sell bonds in a sufficient amount to repay the interim loan, we would have the option to either foreclose on the property securing the interim loan or to extend the term of the loan over a longer period. In either instance, our interest in the property securing the payment of our loan by virtue of our mortgage would be in proportion to the respective indebtedness of the borrower to us and the bondholders.

Furthermore, in the event of a default of an interim loan that is secured by a mortgage jointly securing us and the bondholders, we and the indenture trustee, acting on behalf of the bondholders, must cooperate in all collection actions or foreclosure proceedings. Therefore, we are not solely in control of the proceedings relating to a defaulted interim loan.

In addition, in the event that a borrower does not have or loses its permanent source of financing and is unable to retire the interim loan at maturity, then we may foreclose the property securing the loan, extend the interim loan to allow additional time for the borrower to obtain permanent financing, or convert the interim loan into a permanent loan. Any of these courses of action may either reduce our rate of return on the loan or result in a risk or loss to our loan portfolio.

Construction loans offer higher risks of loss due to problems related to construction which may result in a loss to our investment portfolio.

We make construction loans primarily to churches that carry with them a higher degree of risk commensurate with construction loans, including: dealing with the general contractor and subcontractors, cost over-runs, mechanic and material men liens, local building and construction codes, construction delays, incomplete construction and weather. Any of these risks could result in a higher risk loan to our portfolio or even a default which in turn may result in a loss.

Ownership of our shares is restricted somewhat to insure our REIT qualification. Such restrictions could adversely affect the liquidity and marketability of such shares.

In order to insure our qualification as a REIT, our Declaration of Trust prohibits ownership by any person, directly or indirectly, of more than 10% of our outstanding shares. This restriction may eliminate some potential purchasers of our shares in any offering of shares and in the secondary market. Fewer buyers of shares in the secondary market will tend to adversely affect the price of shares in the secondary market.

Changes in federal and local tax laws may adversely affect our operations and the value of our shares.

Increases in income taxes, service taxes, mortgage taxes or other taxes generally are not passed through to borrowers and, in some cases, cannot be passed on to borrowers according to local law. These increases may adversely affect our funds from operations and the value of our shares.

We enjoy favorable income tax treatment due to our REIT status. However, in the event that federal or state income tax laws were amended to either eliminate this tax advantage or to grant similar tax advantages to corporations, then the value of our shares could be adversely impacted.

Federal or State law may limit or prevent a change of control even if a change of control would increase our ability to operate more profitably.

In order to maintain our qualification as a REIT under the Internal Revenue Code our Shares must be held by 100 or more persons and not more than 50% in value of the outstanding Shares may be held directly or indirectly by or for five or fewer individuals at any time during the last half of the tax year. To insure that we meet the 50% test, our Declaration of Trust provides that no person, corporation, trust, association or other entity shall own directly or indirectly more than 10% of our outstanding Shares. This ownership limit may discourage a change of control even if a change would increase our ability to operate more profitably.

There is no assurance that a shareholder can sell their shares since there is a limited trading market for our shares.

There is no established public trading market for our shares. We attempt to maintain a list of persons desiring to sell shares and persons desiring to purchase shares. We provide this list to anyone upon request. There is no assurance that there will be sufficient buyers to meet the demand of shareholders desiring to sell. In the event that there are not sufficient buyers, it is expected that the price for shares in the secondary market will decline. It may even be possible that significant number of shares that are offered for sale will remain unsold for a substantial period of time.

We face significant competition in providing financing to churches and other non-profit entities which may make it difficult to obtain quality mortgage loans in which to invest.

In the field of long-term mortgage financing, we will be competing against church bond programs, commercial banks, other REITs and other lenders to make loans to churches for the purpose of providing funds for financing the purchase, refinancing or construction of church buildings and facilities. Loans to churches, as in the case of commercial loans, generally are competitive as to rate of interest and other costs associated with the loan, the term of the loan, and the security to be given by the borrower for the payment of the loan. Any loans which may be made by us will be competitive with other lending institutions as to the rate of interest to be paid by the borrower and as to the term which the loan is to be repaid. An increase in the availability of investment funds may increase competition for suitable investment opportunities, resulting in a reduced yield on those available.

Although we primarily invest in mortgage loans to churches, we are not prohibited from investing in other assets normally allowed for investment by a real estate investment trust.

It has been our primary purpose and intent to limit our investments to that of mortgage loans made to churches, assisted living centers, private schools and the like. However, our Declaration of Trust and Bylaws allow us to invest in any other assets that are allowed by law for investment by real estate investment trusts. In the event that our policies change to allow for investment in real estate and mortgages of for-profit entities, you should be aware that we do not have experience or expertise in these types of loans and may not be able to conduct our operations with the success that we have historically experienced in our normal business operations.

The risks and the general illiquidity of real estate investments may prohibit us from disposing of certain investments in response to changes in economic and other conditions.

All real estate investments are subject to some degree of risk. As a result, real estate loans are relatively illiquid; therefore, we have a limited ability to vary our portfolio promptly in response to changes in economic or other conditions.

Environmental compliance costs and liabilities relating to the real estate securing our loans may adversely affect our results of operations.

Under various federal, state and local laws, ordinances and regulations, an owner of property or a secured lender may be liable in certain circumstances for the cost, removal or remediation of certain hazardous or toxic substances or petroleum products disposed, stored, released, generated, manufactured or discharged from, on, at, into or below the property. We do not obtain an environmental report on all properties securing a mortgage loan owing to us. Even the existence of an environmental report does not necessarily disclose the existence of an environmental hazard or problem or protect an owner or lender from potential liability. The cost of any required remediation or removal can be quite extensive.

An environmental, toxic or hazardous conditions can dramatically reduce the ability of a borrower to meet its obligations, including its obligations to pay its mortgage loan owing to us. Furthermore, the existence of such a condition can greatly reduce the value of the collateral securing our loan. In the event that the borrower does not remedy an environmental condition and further defaults on its loan owing to us, we must carefully determine whether or not it is in our best interest to foreclose the property securing the loan which is environmentally impaired. It could be that the cost of remedying the environmental condition could well exceed the resulting value of the property.

Even if we have no liability to remove or remedy the environmental condition, the existence of such may still result in a loss to us in the cash flow from the loan or the proceeds resulting from a foreclosure of the property in the event of default.

We are not currently supervised or regulated by any federal or state agency.

We are not supervised or regulated by any federal or state agency. Nor are we insured or guaranteed by any federal or state agency.

PART I

Item 1: DESCRIPTION OF BUSINESS

We are a real estate investment trust organized under the laws of the State of Texas in March 1963. Although we have the authority to engage in the business of buying, selling and leasing of real estate, we have heretofore restricted our business activities primarily to making loans to churches and other nonprofit organizations and assisted living centers which are secured by a first mortgage on real estate owned by such borrowers.

The period of duration of the Trust, unless dissolved in accordance with law, or by the consent of the owners of our shares of beneficial interest, is perpetual. We may be dissolved by the affirmative vote of not less than two-thirds of the owners of our outstanding shares.

The control and management of our properties, and all powers necessary or appropriate to effect any and all of the purposes for which we are organized, is vested in the Board of Trust Managers.

The number of shares of beneficial interest which we are authorized to issue is unlimited.

We are qualified as a “real estate investment trust” under Sections 856-858 of the Internal Revenue Code of 1986 as amended (the “Internal Revenue Code” or “Code”). It is our intention to continue to qualify as a real estate investment trust under the Code.

We maintain an office located at 5305 I-40 West, Amarillo, TX 79106 (telephone 806/358-3666).

As mentioned above, we are primarily engaged in the business of making mortgage loans to churches and other nonprofit organizations and assisted living centers. The Declaration of Trust restricts our investments to loans secured by a first mortgage, deed of trust or other lien covering real property with the amount of such loans not to exceed 66 2/3% of the value of the real property securing such loan as determined by a competent independent appraiser. Although we have been primarily in the business of making long-term mortgage loans, during the past several years we have also been actively involved in making short-term interim or construction loans to finance the construction of church buildings, the construction of assisted living centers, the purchase of real estate, or the refinancing of existing indebtedness. Most of the interim loans presently being made are associated with bond offerings of churches and other nonprofit organizations and assisted living centers. These interim loans are scheduled to be repaid from the proceeds of the bond offerings.

We are not limited to the location of the property securing any loans in which we may invest and we seek to spread our investments in areas of the United States where favorable yields prevail.

As of March 31, 2004, we had 91 permanent and interim mortgage loans and investments in church bonds having a principal balance of $44,745,871, with the average principal amount thereof being $491,713. The interest rates on these loans vary from 4.25% to 12% per annum with the weighted average interest rate of mortgage loans and church bonds being 6.82% per annum at

March 31, 2004. The original terms of these loans vary from one year to thirty years, with the majority being for a term of twenty years.

During the fiscal year ending March 31, 2004, our net income was $2,828,761, as compared to $3,113,639 in fiscal 2003, a decrease of 9.15%. Such decrease in our net income was due to a decrease in our net interest income. Net interest income was lower in fiscal 2004 as compared to fiscal 2003 primarily due to a decrease in loans held by us and a decrease in our net interest rate margin.

Our net income for each of the quarters during fiscal 2004 was as follows: first quarter-$992,781; second quarter-$712,105; third quarter-$605,302; and fourth quarter-$518,573.

Our operational expense increased from $830,160 during fiscal 2003 to $999,874 in fiscal 2004. Our operational expense included general and administrative expenses and compensation to members of the Board of Trust Managers.

During fiscal 2004, we advanced loan proceeds of $27,037,698 on 21 interim loans and 12 permanent loans. Most, if not all, of such loans bear interest at a variable rate varying from 1.5% to 2% per annum in excess of the prime rate of interest published by the Wall Street Journal and known as the “Wall Street Journal Prime.”

During fiscal 2004, we employed a total of 6 full time employees and employed, as needed, one additional part-time person who works on a contract basis.

The business conditions in which we operate have become more competitive in the past several years as more and more banks are re-entering the business of making loans to churches, especially the more desirable, less risky, church loans. If this trend continues, the rates and fees which we can charge may decrease. However, loan demand remains good as evidenced by the number of loan requests we receive and the number of loan commitments outstanding as of March 31, 2004.

At your request, we will provide you, without charge, a copy of any exhibits to this Annual Report on Form 10-KSB. If more information is needed, please call, write or e-mail us at:

Church Loans & Investments Trust
Attn: Mr. Kelly Archer
5305 I-40 West
Amarillo, Texas 79106
Telephone: (806) 358-3666
E-mail: karcher@churchloans.com

Our fiscal year ends on March 31. We file annual, quarterly and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Furthermore, our SEC filings are also available to the public at the SEC maintained internet site at www.sec.gov. Our internet address is

www.churchloans.com. Our website includes a link to the SEC website referred to above at which our SEC filings are available.

Item 2: DESCRIPTION OF PROPERTY

We maintain as our only place of business our offices located at 5305 I-40 West, in Amarillo, Texas. Such building is owned by us and is occupied solely by us. There is no debt owed by us in regard to this real property.

Our real properties, net of depreciation and excluding real estate acquired through foreclosure, are not a significant portion of our assets, representing less than 1% of our total assets.

As previously mentioned, our primary business is the making of mortgage loans to churches and other nonprofit organizations and assisted living centers. The Declaration of Trust restricts our investments to loans secured by a first mortgage, deed of trust, or other lien covering real property with the amount of such loans not to exceed 66 2/3% of the value of the real property securing such loan. However, we have made one loan in May of 2003 for $150,000 that is secured by a second mortgage lien against real estate having a total estimated value of $7,312,100. Such loan is second and inferior to a loan secured by a first mortgage in the approximate amount of $2,500,000. The Declaration of Trust may not be amended without the affirmative vote of two-thirds (2/3) of the Certificates of Beneficial Interest entitled to vote. The Board of Trust Managers’ general policy is to limit investment our assets in any one mortgage loan to not more than $3,000,000. However, at the discretion of the Board of Trust Managers, we may make and have made loans in excess of such limit. All of our investment in mortgage loans is for the purpose of earning income.

Item 3: LEGAL PROCEEDINGS

None

Item 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

Item 5: MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

There is no established public trading market for our shares of beneficial interest. During fiscal year 2004, a total of 116,145 shares were sold in the secondary market at prices ranging from $2.50 to $3.80 per share. The last sale during the fiscal year was at $3.00 per share. During fiscal year 2003, a total of 104,742 shares were sold in the secondary market at prices ranging from $2.90 to $4.00 per share.

The range of high and low bid information for shares of beneficial interest for each quarter within the last two fiscal years is as follows:

Quarter	Fiscal 2004		Fiscal 2003
	High	Low	High	Low
April-June	3.50	3.00	3.10	2.90
July-September	3.10	3.00	3.10	3.00
October-December	3.50	2.80	3.50	2.00
January-March	3.00	2.84	4.00	3.00

The source of the above information is our own records. We serve as the Transfer Agent for our shares.

(b) Holders

At March 31, 2004, we had 2,574 shareholders.

(c) Dividends

Cash dividends on all our outstanding shares of beneficial interest are declared twice annually, for the 3 month period ending March 31, and the 9-month period ending December 31. In fiscal year 2003, we paid a cash dividend of $.40 per share. In fiscal year 2004, we paid a total cash dividend of $.36 per share. In May 2004, a dividend of $.07 per share was declared for shareholders of record on March 31, 2004.

(d) Securities authorized for issuance under equity compensation plans.

None.

(e) Sales of Unregistered Securities.

None.

(f) Report of Use of Proceeds of Sales of Recently Registered Securities

We registered an additional 7,000,000 shares or Certificates of Beneficial Interest pursuant to a registration statement filed with the Securities & Exchange Commission (“SEC”) on July 3, 2003. The registration statement, file no. 333-106810, became effective on August 14, 2003. After completing the registration with several key states, we commenced sales of the shares in December,

2003. The offering is continuing and it is anticipated that the offering of the shares will continue through August 13, 2004. The name of the managing underwriter is Great Nation Investment Corporation and the additional participating underwriter is Commonwealth Church Finance, Inc. The class of securities registered and offered are Certificates of Beneficial Interest. This is the only class of securities that we have registered and offered.

As mentioned, the amount of shares registered and offered pursuant to our offering that became effective on August 14, 2003 is 7,000,000 shares. The price at which the offering is made is $3.00 per share for an aggregate offering price of $21,000,000. As of March 31, 2004, we have sold an additional 1,978,806 shares for a total aggregate offering price of $5,936,418.

The total issuance and offering expenses that we incurred since date of the offering through March 31, 2004 was $314,883, leaving a net proceeds from the sale of such shares as of March 31, 2004 of $5,621,535. None of the offering expenses represent direct or indirect payments to directors, officers or their associates, to persons owning 10% or more of our shares or to our affiliates. Such offering expenses consist of brokerage commissions paid to Great Nation Investment Corporation, state and federal filing fees, accounting fees and legal fees associated with the offering.

The net proceeds in the amount of $5,621,535 have been used, as provided in the registration statement, in the short term to reduce the balance owing on our line of credit owing to the Amarillo National Bank and, ultimately, to fund mortgage loans made us. None of such proceeds were used directly or indirectly to make payments to directors, officers or their associates, to persons owning 10% or more of our shares or to our affiliates .

(g) Repurchases of Shares

None

Item 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations—2004 compared to 2003

During the fiscal year ended March 31, 2004, our interest income and fees decreased by $351,122 (7.16%) over the previous fiscal year. This decrease in interest income and fees was primarily the result of a decrease in the amount of mortgage loans, interim construction loans and church bonds held by us during the fiscal year.

Total performing and non-performing mortgage loans, church bonds and interim loans held by us decreased from $54,196,581 as of March 31, 2003, to $44,195,398 as of March 31, 2004. This decrease is primarily the result of an increase in the payments received on mortgage and interim loans during fiscal 2004 of $36,916,050 as compared to $17,755,086 during fiscal 2003. This represents an increase of $19,160,964 or 107.92%. This increase in payments received on mortgage and interim loans included the payoff of one interim loan in the principal amount of $7,700,000 during the quarter ended June 30, 2003. The decrease in mortgage loans, church bonds and interim loans held by us was somewhat offset by an increase in our investment in mortgage and interim loans from $25,465,901 for the fiscal year ended March 31, 2003, to $27,037,698 during the fiscal year ended March 31, 2004.

There was a decrease in the amount of performing interim loans held by us from $15,672,768 as of March 31, 2003, to $8,705,791 as of March 31, 2004 and there was also a decrease in performing mortgage loans and church bonds held by us during the recent fiscal year from $35,689,239 as of March 31, 2003, to $32,228,226 as of March 31, 2004. In addition, non-performing loans increased from $2,834,574 as of March 31, 2003, to $3,261,381 as of March 31, 2004.

The decrease in interest income and fees was, to a lesser extent, attributable to a decrease in the interest rates on our loan portfolio. The average interest rate on loans and church bonds held by us decreased from 7.80% as of March 31, 2003, to 6.82% as of March 31, 2004.

Our net income for fiscal 2004 was $2,828,761 ($.38 per share), a decrease of $284,878 (9.15%) from the previous fiscal year. Such decrease was primarily attributable to a decrease in our net interest income and an increase in our operating expenses. Net interest income decreased from $3,927,582 in fiscal 2003 to $3,729,354 in fiscal 2004, a decrease of $198,228 (5.05%) from fiscal 2003.

Our total operating expenses increased from $830,160 for the fiscal year ended March 31, 2003 to $999,874 for the fiscal year ended March 31, 2004, an increase of $169,714 or 20.44%. This increase is attributable to an increase in general and administrative expenses of $171,782 or 22.27%.

The decrease in our interest income and fees for fiscal 2004 was offset by a slight decrease in our interest expense. In fiscal 2004, the average aggregate amount of total debt outstanding was $2,202,399 less than in fiscal 2003. Furthermore, the weighted average interest rate on the borrowings by us decreased slightly from 3.58% for the year ended March 31, 2003, to 3.13% for the year ended March 31, 2004. Our interest expense decreased from $974,600 for the fiscal year ended March 31, 2003, to $821,706 for the fiscal year ended March 31, 2004, a decrease of $152,894 or 15.69%. The average month-end balance of the indebtedness owing by us decreased from $27,070,593 for the fiscal year ended March 31, 2003, to $24,868,194 for the fiscal year ended March 31, 2004. Such decrease was due to a decrease in our debt resulting from the increase in the payments received by us on mortgage and interim loans and the application of the proceeds of the sale of additional shares or Certificates of Beneficial Interest to the payment of our debt.

Income from the realization of loan discounts from loan purchases decreased from $40,528 for the year ended March 31, 2003, to $25,383 for the year ended March 31, 2004, a decrease of $15,145.

Dividends related to fiscal 2004, without regard to dates they were declared, were $2,715,295 or $.32 per share as compared to $2,730,315 or $.39 per share for fiscal 2003. The decrease in dividends paid was primarily attributable to a decrease in our net income. The decrease in dividends paid on a per share basis was primarily attributable to the increase in the number of our outstanding shares.

As a real estate investment trust, we are required by Section 857 of the Internal Revenue Code, as amended, to distribute not less than 90% of our taxable net income to our shareholders. Dividends are based on taxable income which varies from net income reported in the financial statements because of temporary differences (differences between the tax basis of an asset or liability and its reported amount in the financial statements that will result in taxable or deductible amounts in future years). Future dividends may be more or less than the net income reported in the financial statements because of variances in these temporary differences.

Other income increased from $86,145 for fiscal 2003 to $170,626 for fiscal 2004. Included in fiscal 2004 other income is a gain of $107,643 on the sale of other real estate owned by us.

We added one full-time employee in June 2003, Joshua D. Shields. Mr. Shields is 26 years of age and previously was employed from January 2000 through May 2003 with Wells Fargo Bank in Amarillo, Texas (previously known as First National Bank of Amarillo). Mr. Shields serves as a Vice President and works primarily in the area of the marketing of our loan services and underwriting of our loans.

During fiscal 2004, the Board of Trust Managers authorized the offering of an additional 7,000,000 shares of Certificates of Beneficial Interest at a price of $3.00 per share. This offering became effective with the SEC on August 14, 2003. On various dates from August 14, 2003 and continuing to present, registration of these shares has been pursued in various states. Sales of such shares began in several states in December 2003. As of March 31, 2004, we had sold and issued an additional 1,978,806 shares which resulted in an increase, net of issuance costs of $314,883, of $5,621,535 in our shareholders’ equity. It is our intent to continue to pursue the sale of these shares through August 14, 2004.

Total shareholders’ equity has increased from $21,439,788 as of March 31, 2003 to $27,033,273 as of March 31, 2004, an increase of $5,593,485 or 26.09%. This increase is attributable to the sale of new shares as discussed above. This increase has been slightly offset by a decrease in undistributed net income from $832,412 as of March 31, 2003 to $804,362 as of March 31, 2004, a decrease of $28,050.

As expected, the sale of new shares during the fiscal year ended March 31, 2004, diluted the dividend that would have been paid to existing shareholders. This dilution amounted to approximately $.068 per share.

Liquidity and Capital Resources

We are engaged primarily in the business of making permanent and interim loans to churches and other non-profit organizations, and to other borrowers, including businesses engaged in the building and operation of assisted living centers. At March 31, 2004, we had five loans to two different borrowers which are secured by assisted living centers which totaled approximately $7,892,000.

Our assets primarily consist of our loan portfolio, real estate acquired through foreclosure and its office building and facilities. Our operational expenses are comprised of the maintenance of our office building, the payment of the salaries of our management and support staff, office expenses, fees paid to the Board of Trust Managers, and the payment for legal and accounting services. Substantially all our Trust assets are invested in our permanent and interim loans. Our only potential liquidity problems are related to the timely and proper repayment of the leveraged funds we have borrowed to make loans in excess of our capital and the ability to fund loan commitments which totaled approximately $6,200,000 at March 31, 2004. All of our indebtedness is generally classified as short term having maturities ranging from “on demand” to maturities repayable over various periods extending through fiscal 2005.

All of our debt obligations outstanding as of March 31, 2004, in the amount of $16,679,383 will mature in fiscal 2005. These debt obligations primarily consist of our bank line of credit and Master Note Agreements. As of December 31, 2003, we renewed our loan agreement with the Amarillo National Bank in the amount of $25,000,000. Based upon our anticipated needs, this extension of the loan agreement effectively reduced the line of credit from $35,000,000 to $25,000,000. Although our bank line of credit matures in fiscal 2005, it is anticipated that the line of credit will be renewed annually. In the event that the bank elects not to renew the line of credit, we may under the terms of the loan agreement retire the line of credit over a period of time, not to exceed five years, equal to the weighted average remaining term of all the real estate lien notes which are pledged to secure the bank line of credit.

At March 31, 2004, loans owing by us under Master Note Agreements, which are in effect demand notes, total $12,841,383. In the past, we have utilized our bank line of credit and the principal paid to us upon our outstanding loan portfolio in order to meet our maturing obligations.

At March 31, 2004, the balance which we could borrow upon our bank line of credit was $21,162,000. The principal payments scheduled to be received by us upon our loan portfolio for the years ending March 31, 2005 and 2006 are $10,733,973 and $2,210,741, respectively. Assuming all of these scheduled principal payments are received, these payments, together with the balance available on our bank line of credit, would provide us with sufficient funds to meet our maturing obligations and fund loan commitments without the necessity of borrowing funds from other sources.

As mentioned above, we obtained a renewal of our bank line of credit in the amount of $25,000,000 effective December 31, 2003. Based upon our success in obtaining borrowings in the past, we are confident that, should it be necessary, we will be able to obtain additional bank financing in the future in sufficient amounts to timely meet all of our obligations.

Should all the scheduled principal payments upon loans made by us not be received, and should we be unable to borrow against our line of credit, and should borrowings from other sources not be available, it would be necessary that we sell a portion of our mortgage loan portfolio in order for it to meet all of our financial obligations. At March 31, 2004, the principal balance of our loan and church bond portfolio was $44,195,398, net of unamortized purchase discounts. The weighted average interest rate on loans and church bonds was 6.82% per annum. In view of the normal marketability of conventional loans, we might be required to discount a majority of these loans in order for them to be attractive for purchase. The principal amount of these loans if discounted to yield a weighted average interest rate of 12%, 14% and 16% would be $25,117,717, $21,529,471, and $18,838,288, respectively. There is no assurance that we would be able to sell all, or a portion of, our portfolio of loans, in which event, it would be necessary to secure a loan, or loans, from a lender in order to meet our financial obligations. There is no assurance that we would be able to secure a loan in such instance. We have sold only one of the loans in our mortgage loan portfolio and, therefore, we have limited experience in this area.

Principal payments scheduled to be received upon our permanent loan portfolio during the years ending March 31, 2005 and 2006, if not used to fund new loan commitments, would be used to reduce our outstanding indebtedness. Should we use the payments of principal which shall be received upon our loan portfolio to reduce our outstanding indebtedness, our interest expense will decrease. In such instance, whether the decrease in the interest income will exceed, or be less than, the decrease in the interest expense will largely be dependent upon the prime rate of interest prevailing at such time due to the fact that the interest to be earned upon our mortgage loan portfolio is generally based upon a fixed rate of interest or a variable rate of interest that periodically reprices, while the interest to be paid by us upon our outstanding debts is directly, or indirectly, tied to the prime rate of interest charged by major domestic banks.

As of March 31, 2004, a substantial portion of the promissory notes evidencing the loans made by us have been pledged to secure our bank line of credit. Promissory notes totaling $24,459,605 were pledged against the bank line of credit which had a total outstanding balance of $3,838,000. The required collateral for this bank loan was $4,221,800, leaving an excess of promissory notes which have been pledged to secure said bank notes of $20,237,805. These excess promissory notes may be reassigned by the bank to us to be sold in order to meet our financial obligations. Should it be necessary, in order to meet our financial obligations, these excess notes amounting to $20,237,805 and other additional promissory notes in the approximate amount of $19,892,276 (for a total amount of $40,130,081) would be available to be sold to meet our financial obligations. Should the excess promissory notes be assigned by the bank to us as heretofore described, the bank line of credit would continue to be secured by the required ratio of notes pledged to the principal balance of the bank line of credit. There is no assurance that we would be able to sell all, or any portion of, these notes.

Cash flows from operating activities consists primarily of net income. The primary components of net income are interest income and expense. Interest income should continue to be the main source of cash provided by operating activities; however, the availability of this cash flow is dependent upon the ability of the borrowers to repay loans. Although there was a slight increase in the amount of non-performing loans as of March 31, 2004, compared to March 31, 2003, cash provided by operating activities has been and is expected to be a relatively stable source of cash flow.

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

As mentioned above, during the fiscal year ended March 31, 2004 and continuing in the fiscal year beginning April 1, 2004, we had pursued and are pursing the sale of additional shares or Certificates of Beneficial Interest. As of March 31, 2004, we issued an additional 1,978,806 shares for a total additional capital, net of issuance of costs, of $5,621,535. The proceeds from the sale of these shares have and will contribute to our shareholders’ equity. In the short term, proceeds from the sale of shares have been used to reduce our debt. In the long run, this additional capital will be used to either reduce our debt or make additional loans.

Inflation

At March 31, 2004, the weighted average interest rate on our mortgage loan and church bond portfolio was 6.82% per annum while the weighted average interest rate upon all our borrowings was 3.03% per annum. Although a majority of the loans constituting our loan portfolio have been made at variable rates of interest that generally reprice either daily, annually, or otherwise periodically, a portion of the loans constituting our loan portfolio have been made at fixed rates of interest and therefore are not subject to being increased or decreased during the term of the loan. All of our indebtedness is either directly or indirectly tied to the prime rate of interest charged by major banking institutions and, therefore, is subject to fluctuation.

During periods of inflation, the prime rate of interest charged by major banking institutions, as well as the interest rate or cost of borrowing money from any lender, generally increases. Consequently, during an inflationary period our interest expense would increase. Since interest income would not increase as rapidly, an increase in our interest expense would decrease our net income. However, interest income should subsequently increase as variable rate loans reprice. Should the amount of the loans and the amount of the indebtedness remain constant, and should the weighted average interest rate upon the indebtedness increase to approximately 18.30% per annum, our interest income and interest expense would be substantially equal.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or commitments other than our normal loan commitments.

New Accounting Standards

We do not believe the adoption of any recently issued pronouncements by the Financial Accounting Standards Board will have a significant impact on our financial statements.

Item 7: FINANCIAL STATEMENTS

Financial Statements at March 31, 2004 and 2003 and for each of the years in the two-year period ended March 31, 2004, are incorporated by reference from Pages 17 through 33 of the 2004 Annual Report to Shareholders.

The report of independent auditors with respect to the financial statements at March 31, 2004 and 2003 and for each of the years in the two-year period ended March 31, 2004 is incorporated by reference from Page 16 of the 2004 Annual Report to Shareholders.

Item 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 8A: CONTROLS AND PROCEDURES

Our chief executive officer and our senior vice president are charged with making an evaluation of our disclosure controls and procedures. These controls and procedures are designed to ensure that information required to be disclosed in reports mandated by the Securities Exchange Act of 1934 is recorded, communicated to management, and accurately reported within the required time periods. Our chief executive officer and senior vice-president have concluded, based upon their evaluation of these controls and procedures as of March 31, 2004, that our disclosure controls and procedures are effective.

There have been no significant changes in our internal controls or in the other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART III

Item 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a) Board of Trust Managers. The following information is furnished as to each individual who now serves as a member of our Board of Trust Managers:

B. R. McMorries, age 77, is a consulting engineer. He has served as a Trust Manager since 1963. He serves as Chairman of the Board of Trust Managers. Mr. McMorries also serves as a Director of Colonial Trust Company, also a reporting company.
Larry Brown, age 61, is the President of Larry Brown Realtors, Inc. and is a licensed realtor. He has served as a Trust Manager since 1981. He serves as Vice-Chairman of the Board of Trust Managers.
Alfred J. Smith, age 69, is in the independent oil and gas production business. Mr. Smith has served as a Trust Manager since 1999. He serves as Secretary of the Board of Trust Managers.

Jack R. Vincent, age 74, is engaged in farming and ranching operations. He has served as a Trust Manager since 1989.
Steve Rogers, age 56, is a commercial real estate agent. He has served as a Trust Manager since 1990
Mike Bahn, age 60, is the President of Amarillo Blueprint Co., an office equipment and supply and reproduction services business. He has served as a Trust Manager since 1997.
Michael W. Borger, age 49 is the President of Turnkey Leasing, Ltd., an equipment leasing business. Mr. Borger has served as a Trust Manager from 1988 to 1990 and again since 2002. Mr. Borger also serves as a Director of Colonial Trust Company, also a reporting company.

(b) Executive Officers. The following information is furnished as to each individual who now serves as an executive officer and who is not mentioned under "Board of Trust Managers" above:

M. Kelly Archer, age 52, serves as President, Manager of Operations and Chief Financial Officer. As such, Mr. Archer functions as our Executive Officer. Mr Archer has served in this capacity for 22 years.
Robert E. Martin, age 54, serves as our Senior Vice-President-Lending. Mr. Martin has served in such capacity since 1999. Prior to serving in such capacity, Mr. Martin served as the President/CEO of Santa Fe Federal Credit Union. Mr. Martin also served as a member of our Board of Trust Managers prior to becoming our Senior Vice-President.
Robert E. Fowler, age 51, serves as our Senior Vice-President-Accounting and Information Systems. Mr. Fowler has served in such capacity for 22 years.
Joshua D. Shields, age 26, serves as a Vice-President. Mr. Shields has served in such capacity since June 2003. Previously, Mr. Shields was employed by Wells Fargo Bank.

(c) Family Relationships.

None.

(d) Involvement in Certain Legal Proceedings.

None.

(e) Audit Committee Financial Expert.

We do not have an audit committee financial expert serving on our Audit Committee. However, we believe that our Audit Committee, as a whole, meets the requirements of a financial expert.

(f) Identification of the Audit Committee.

We have an Audit Committee which consists of Messers McMorries, Smith, Vincent and Borger. This committee, which met twelve times during our last fiscal year, is primarily responsible for: reviewing the activities of our independent auditors; reviewing and evaluating recommendations of the auditors; recommending areas of review to our management; and reviewing and evaluating our accounting policies, reporting practices and internal controls.

(g) Changes in Recommending Nominees to the Board of Trust Managers.

 None.

(h) Compliance with Section 16(a) of the Securities Exchange Act of 1934.

Based upon information provided to us by individual Trust Managers and Executive Officers and shareholders, we believe that during the preceding fiscal year our Managers and Executive Officers and shareholders have complied with all such applicable filing requirements.

(i) Code of Ethics.

We have adopted a Code of Ethics applicable to our executive officers. A copy of the Code of Ethics is attached hereto as Exhibit 14. The Code of Ethics is also posted on our website at www.churchloans.com.

Item 10: EXECUTIVE COMPENSATION (a) Executive Officers:

The following table sets forth certain information regarding compensation paid during each of our last three fiscal years to our Manager of Operations (CEO). We have no other executive officers whose salary, bonuses and other compensation earned during fiscal 2004 exceeded $100,000 for services rendered in all capacities.

		Annual Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Other Annual
CEO-M. Kelly Archer Manager of Operations	2004	$108,150	$4,400	$18,900
	2003	107,625	4,500	18,900
	2002	108,350	0	18,225

(b) Trust Managers' Compensation:

Our Board of Trust Managers were paid $55,000 in cash as a group during the last fiscal year for services as Trust Managers. The Chairman of the Board of Trust Managers, B. R. McMorries, is paid $500 per month for serving in such capacity. The remaining members of the Board of Trust Managers are paid $300 per month for serving as a member of the board. All Trust Managers are paid an additional $100 per board or committee meeting attended. In addition, a Trust Manager receives $400 per day for their services when out of town on trust business.

The members of the Board of Trust Managers are not otherwise employed or compensated by us.

Item 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) The following table indicates the persons known by us to own beneficially more than 5 percent of our shares of beneficial interest:

Name and Address of Beneficial Owner	Amount of and Nature of Beneficial Ownership	Percent of Class
Kim E. McMorries 48 Waterford Court Nacogdoches, TX 75961-8720	461,223 shares	5.136%

(b) The following table indicates the number of our shares of beneficial ownership owned by the Board of Trust Managers and Executive Officers, individually and as a group:

Name and Address of Beneficial Owner	Amount of and Nature of Beneficial Ownership*	Percent of Class
B. R. McMorries	372,583	4.149%
Larry Brown	50,989	0.568%
Jack R. Vincent	12,500	0.139%
Steve Rogers	2,800	0.031%
Mike Bahn	1,650	0.018%
Alfred J. Smith	38,393	0.428%
Michael W. Borger	13,850	0.154%
M. Kelly Archer	171,518	1.910%
Robert E. Fowler	4,978	0.055%
Robert E. Martin	3,412	0.038%
Joshua D. Shields	2,200	0.024%
All Trust Managers and Executive Officers as a Group	674,873	7.516%
* The nature of beneficial ownership of such shares is either directly by such named person, indirectly through such person's spouse or through Individual Retirement Accounts directed by such person or their spouse.
(c) Change in control.

We know of no arrangements which may result in a change of control.

(d) Securities Authorized for Issuance under Equity Compensation Plans.

None.

Item 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We issue a limited number of “Master Notes” which are unsecured debt instruments. We pay the obligee of such notes interest at the rate of one percent per annum (1%) less than the prime lending rate of Amarillo National Bank, our primary lender. As of March 31, 2004, we had entered into Master Note Agreements with B. R. McMorries, Chairman of the Board of Trust Managers, as Trustee of the McMorries Family Trust, in the amount of $128,279; Larry Brown, Vice-Chairman of the Board of Trust Managers and related persons, in the amount of $317,824; and Jack R. Vincent, a member of the Board of Trust Managers, in the amount of $78,815. The terms of such Master Notes are the same as Master Notes entered into with other unrelated persons, except as to the amounts thereof.

Item 13: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The Exhibits listed on the accompanying Index to Exhibits are filed as a part of this Annual Report.

(b) Reports on Form 8-K

None.

Item 14: PRINCIPAL ACCOUNTANTS' FEES AND SERVICES

The Board of Trust Managers has selected Clifton Gunderson LLP, independent certified public accountants, as the auditors of our financial statements for the fiscal year ending March 31, 2005. At the meeting the shareholders to be held on July 16, 2004, the shareholders will vote upon a proposal to ratify the selection of this firm as auditors. No member of such firm, or any associate thereof, has any financial interest in us.

Audit Fees

The aggregate fees billed for professional services rendered for the audit of our annual financial statements for the most recent fiscal year, the review of the financial statements included in our Form 10-QSB for such fiscal year, the review of S-11 Registration Statement or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements were $71,300 as compared to $51,675 for the fiscal year ended March 31, 2003.

Audit-Related Fees

None.

Tax Fees

The aggregate fees billed us for tax services, including preparation of our tax return and tax related matters, were $6,145 for the most recent fiscal year as compared to $5,970 for the fiscal year ended March 31, 2003.

All Other Fees

There were no other fees billed in each of the last two fiscal years for services rendered by the principal accountant, Clifton Gunderson LLP for other services not included above.

Before Clifton Gunderson LLP is engaged by us to render audit or non-audit services, the engagement is approved by our Audit Committee. Furthermore, the accountant’s engagement to render tax services is also approved by our Audit Committee prior to the engagement. There were no other fees not included above.

All hours expended on the principal accountant’s engagement to audit our Financial Statements for the most recent fiscal year were attributed to work performed by Clifton Gunderson LLP’s full-time, permanent employees.

CHURCH LOANS & INVESTMENTS TRUST INDEX TO EXHIBITS Item 13(a)
(2)	None
(3)	Declaration of Trust of Church Loans & Investments Trust, as amended, has been previously filed under File No. 2-51235 and is incorporated herein by reference.
Bylaws of Church Loans & Investments Trust, as amended, has been previously filed under File No. 2-51235 and is incorporated herein by reference.
(4)	None other than those listed in (3) above.
(9)	None
(10)	None
(11)	Statement regarding computation of per share earnings -omitted since information necessary to make the computation is included in the Financial Statements and Note 5 thereto.
(13)	Pages 16 through 33 of the 2004 Annual Report to Shareholders and is incorporated herein by reference.
(14)	Code of Ethics
(16)	None
(18)	None
(20)	None
(21)	None
(22)	None
(23)	None
(24)	None
(31.1)	Certification of President (Chief Executive Officer) Pursuant to SEC Rule 13a-14(a)/15d-14(a).
(31.2)	Certification of Senior Vice-President - Accounting (Chief Financial Officer) Pursuant to SEC Rule 13a-14(a)/15d-14(a).
(32)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CHURCH LOANS & INVESTMENTS TRUST By: B. R. McMorries Chairman of the Board of Trust Managers
DATE: June 29, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signature	Capacity	Date
/s/ B. R. McMorries B. R. McMorries	Chairman of the Board of Trust Managers	6/29/2004
/s/ Larry Brown Larry Brown	Vice-Chairman of the Board of Trust Managers	6/29/2004
Alfred J. Smith	Secretary of the Board of Trust Managers
/s/ M. Kelly Archer M. Kelly Archer	President and CEO	6/29/2004
/s/ Robert Fowler Robert Fowler	Senior Vice-President and CFO	6/29/2004
/s/ Jack R. Vincent Jack R. Vincent	Trust Manager	6/29/2004
/s/ Steve Rogers Steve Rogers	Trust Manager	6/29/2004
/s/ Mike Bahn Mike Bahn	Trust Manager	6/29/2004
/s/ Michael W. Borger Michael W. Borger	Trust Manager	6/29/2004