Form 10QSB
period 2004-06-30
CHURCH LOANS & INVESTMENTS TRUST
filed 2004-08-13
CIK 20199

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 08117

CHURCH LOANS & INVESTMENTS TRUST SM
(Name of small business issuer in its charter)

Texas	75-6030254
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5305 I-40 West, Amarillo, Texas (Address of principal executive offices)	79106 (Zip Code)

(806) 358-3666
 (Registrant's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒       No  ☐

As of June 30, 2004, 9,525,149 shares of the Registrant's shares of beneficial interest were outstanding.

Transitional Small Business Disclosure Format (check one) Yes  ☐       No  ☒

CHURCH LOANS & INVESTMENTS TRUST INDEX

CHURCH LOANS & INVESTMENTS TRUST
 (A Real Estate Investment Trust)
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets (Unaudited)
June 30, 2004 and March 31, 2004

ASSETS
	June 30, 2004	March 31, 2004
CASH AND CASH EQUIVALENTS	$250,112	$264,942
RECEIVABLES
Mortgage loans and church bonds - performing	34.,900,292	32,228,226
Interim construction loans - performing	7,310,492	8,705,791
Nonperforming mortgage loans, church bonds
and interim construction loans	3,254,095	3,261,381
Less: Allowance for credit losses	(1,733,249)	(1,733,249)
	43,731,630	42,462,149
Accrued interest receivable	252,152	240,523
Notes receivable	87,817	111,753
Net receivables	44,071,599	42,814,425
PROPERTY AND EQUIPMENT, net	222,479	214,243
OTHER REAL ESTATE OWNED	1,328,832	1,328,832
OTHER ASSETS	21,733	7,446
TOTAL ASSETS	$45,894,755	$44,629,888

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Notes payable and line of credit:
Related parties	$1,807,335	$1,296,692
Other	14,540,169	15,382,691
	16,347,504	16,679,383
Accrued interest payable	15,169	44,366
Federal income tax payable	37,553	37,553
Other	1,005,294	835,313
Total liabilities	17,405,520	17,596,615
SHAREHOLDERS' EQUITY
Shares of beneficial interest, no par value; authorized
shares unlimited, 9,531,745 and 8,986,208 shares issued at June 30, 2004 and March 31, 2004, respectively	27,788,663	26,245,401
Undistributed net income	717,062	804,362
Treasury shares, at cost (6,596 shares)	(16,490)	(16,490)
Total shareholders' equity	28,489,235	27,033,273
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$45,894,755	$44,629,888

These condensed financial statements should be read only in connection with the accompanying notes to condensed financial statements.

CHURCH LOANS & INVESTMENTS TRUST
 (A Real Estate Investment Trust)
Condensed Statements of Income (Unaudited)
Three-month periods ended June 30, 2004 and 2003

	Three-month periods ended June 30,
	2004	2003
INTEREST INCOME AND FEES
Interest and fees on mortgage loans, church bonds
and interim construction loans	$855,361	$1,219,330
Interest on temporary investments	--	135,643

Total interest income and fees	855,361	1,354,973

INTEREST EXPENSE	116,918	266,818

Net interest income	738,443	1,088,155

OTHER INCOME, including gain on sale of other
real estate owned of $107,643 in 2003	63,210	122,750

OTHER OPERATING EXPENSES
General and administrative	248,372	203,154
Board of Trust Managers' fees	12,000	14,970

Total other operating expenses	260,372	218,124

NET INCOME	$541,281	$992,781

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	9,173,267	7,000,806

NET INCOME PER SHARE	$.06	$.14

DIVIDENDS PER SHARE	$.07	$.11

These condensed financial statements should be read only in connection with the accompanying notes to condensed financial statements.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
Condensed Statements of Cash Flows (Unaudited)
Three-month periods ended June 30, 2004 and 2003

	Three-month periods ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$541,281	$992,781
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization of loan discounts	(6,060)	(6,499)
Gain on sale of other real estate owned	--	(107,643)
Changes in:
Accrued interest receivable	(11,629)	160,242
Accrued interest payable	(29,197)	15,241
Other liabilities	169,981	407,340
Other, net	(14,287)	(8,072)
Net cash provided by operating activities	650,089	1,453,390

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in mortgage and interim construction
loans and church bonds	(7,253,910)	(3,953,814)
Payments received on mortgage and interim construction
loans and church bonds	5,990,489	12,411,002
Investments in notes receivable	--	(7,650)
Payments received on notes receivable	23,936	77,761
Purchase of property and equipment	(8,236)	--
Proceeds from sale of other real estate owned	--	360,112
Net cash provided (used) by investing activities	(1,247,721)	8,887,411

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on notes payable and line of credit	7,449,916	5,670,748
Principal payments on notes payable and line of credit	(7,781,795)	(15,472,100)
Cash received from issuance of shares of beneficial
interest, net of issuance costs	1,543,262	--
Cash dividends paid	(628,581)	(770,089)
Net cash provided (used) by financing activities	582,802	(10,571,441)
Decrease in cash and cash equivalents	(14,830)	(230,640)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR
BEGINNING OF PERIOD	264,942	273,432
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$250,112	$42,792

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$146,115	$251,578
Real estate acquired through foreclosure	$--	$148,214

These condensed financial statements should be read only in connection with the accompanying and notes to financial statements.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
Notes to Condensed Financial Statements (Unaudited)

NOTE 1 - GENERAL

See Summary of Significant Accounting Policies in the Trust’s Annual Report on Form 10-KSB for a summary of the Trust’s significant accounting policies.

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

NOTE 2 - WEIGHTED AVERAGE INTEREST RATES

Weighted average interest rates and net interest rate margins at June 30, 2004 and 2003, were as follows:

	Mortgage loan and church bond portfolio	Total indebtedness	Net interest rate margin
June 30, 2004	6.88%	3.02%	3.86%
June 30, 2003	7.54%	3.00%	4.54%

NOTE 3 - CONTRACTUAL MATURITIES

Scheduled principal payments on mortgage loans, church bonds and interim loans and indebtedness (including notes payable) outstanding at June 30, 2004, for the five twelve-month periods subsequent to June 30, 2004, follow:

Twelve-month period ending June 30,	Mortgage loans, church bonds and interim loans	Indebtedness
2005	$9,538,743	$16,347,504
2006	2,287,547	--
2007	2,327,997	--
2008	2,330,729	--
2009	2,347,413	--

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
Notes to Condensed Financial Statements (Unaudited)

NOTE 4 - Mortgage Loans, Church Bonds and Interim Construction Loans

Mortgage loans, church bonds and interim construction loans on which the accrual of interest had been discontinued amounted to $3,254,095 and $3,077,932 at June 30, 2004 and 2003, respectively. If interest on these mortgage loans, church bonds and interim construction loans had been accrued as earned, interest and fees on loans in the accompanying condensed statements of income would have been increased by approximately $79,000 and $78,000 for the three-month periods ended June 30, 2004 and 2003, respectively. Interest income actually recognized on such loans during 2004 and 2003 was approximately $24,000 and $43,000, respectively.

NOTE 5 - SECURITIES OFFERING

The Trust filed a Form S-11 Registration Statement (the Statement) with the Securities and Exchange Commission indicating its intent to offer 7,000,000 additional shares at a price of $3.00 per share. The purpose of this offering was to raise additional capital in order for the Trust to make additional mortgage loans and as a result, to further grow the Trust. The effective date of the registration was August 14, 2003. In addition, on various dates from August 14, 2003 through June 30, 2004 this offering became effective in various states. As of June 30, 2004, the Trust had sold and issued an additional 2,524,343 shares resulting in an increase of $7,164,797, net of issuance costs of $396,133, in the Trust's shareholders' equity. For the three months ended June 30, 2004, the Trust has sold and issued an additional 545,537 shares resulting in an increase of $1,543,262, net of issuance costs of $81,250, in the Trust's shareholders' equity. It is not the Trust’s intent to renew this registration and sales of shares will cease as of August 14, 2004.

This information is an integral part of the accompanying condensed financial statements.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)

Item 2. Management's Discussion and Analysis or Plan of Operation.

Forward-looking Statement Disclaimer

The following Management’s Discussion and Analysis and Plan of Operation includes forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements other than statements of historical fact made herein are forward-looking, which can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue” or other similar words.  Such forward-looking statements are based upon management’s current plans and expectations and are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements, including the following:

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

Results of Operations—Three-month period ended June 30, 2004 as compared to three-month period ended June 30, 2003

Our revenues are derived from interest income earned on loans as well as, to a lesser degree, interest earned on church bonds and short-term investments. During the three-month period ended June 30, 2004, interest income and fees decreased by $499,612 (37%) over the three-month period ended June 30, 2003.

The decrease in interest income and fees during the three-month period ended June 30, 2004 as compared to the three-month period ended June 30, 2003 was primarily attributable to a decrease in interest income on mortgage loans and interim loans, a decrease in interest earned on temporary investments and a decrease in commitment fees.

Interest income on mortgage loans decreased from $743,042 during the three-month period ended June 30, 2003 to $591,659 during the three-month period ended June 30, 2004, a decrease of $151,383 (20%). Interest income on interim loans decreased from $291,708 during the three-month period ended June 30, 2003 to $113,935 for the three-month period ended June 30, 2004, a decrease of $177,773 (61%).

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)

Item 2. Management's Discussion and Analysis or Plan of Operation. (Continued)

Results of Operations—Three-month period ended June 30, 2004 as compared to three-month period ended June 30, 2003 (Continued)

We had no interest earned on temporary investments during the three-month period ended June 30, 2004 as compared to $135,643 for the three-month period ended June 30, 2003. The interest earned on temporary investments during the three-month period ended June 30, 2003 was attributable to the sale of church bonds prior to maturity.

Commitment fees earned during the three-month period ended June 30, 2003 as compared to June 30, 2004 decreased from $167,225 to $112,990, a decrease of $54,235 or 32%. Commitment fees earned during the three-month period ended June 30, 2003 included commitment fees recognized as a result of the payoff of two loans prior to maturity resulting in the immediate recognition of the unearned commitment fees relative to these two loans.

Contributing to the decrease in interest income and fees during the three-month period ended June 30, 2004 as compared to the three-month period ended June 30, 2003 was the decrease in the interest rates on our loan portfolio. The average interest rate on our loans and church bonds decreased from 7.54% as of June 30, 2003 to 6.88% as of June 30, 2004, a decrease of .66%.

There was an increase in the amount of our performing interim loans from $5,079,648 as of June 30, 2003, to $7,310,492 as of June 30, 2004. There was a decrease in performing mortgage loans and church bonds from $37,440,098 as of June 30, 2003 to $34,900,292 as of June 30, 2004. Nonperforming loans increased from $3,077,932 as of June 30, 2003 to $3,254,095 as of June 30, 2004. Therefore, the total performing and nonperforming mortgage loans, church bonds and interim loans held by Church Loans decreased slightly from $45,597,678 as of June 30, 2003 to $45,464,879 as of June 30, 2004 (.3%).

Our net income for the three-month period ended June 30, 2004 was $541,281 ($.06 per share), a decrease of $451,500 (45%) as compared to the three-month period ended June 30, 2003. This decrease was attributable to the decrease in net interest income, a decrease in other income and an increase in operating expenses.

Net interest income decreased from $1,088,155 for the three-month period ended June 30, 2003 to $738,443 for the three-month period ended June 30, 2004, a decrease of $349,712 (32%). Other income decreased from $122,750 for the three-month period ended June 30, 2003 to $63,210 for the three-month period ended June 30, 2004, a decrease of $59,540 (49%). Other income for the three-month period ended June 30, 2003 included gain on the sale of property acquired by us through a foreclosure of a nonperforming loan. This sale resulted in a gain of $107,643.

The decrease in our net interest income for the three-month period ended June 30, 2004 as compared to the three-month period ended June 30, 2003 was offset by a decrease in our interest expense. The weighted average interest rate on our debt increased slightly from 3.00% as of June 30, 2003 to 3.02% as of June 30, 2004. However, our interest expense decreased from $266,818 for the three-month period ended June 30, 2003 to $116,918 for the three-month period ended June 30, 2004, a decrease of $149,900 or 56%.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)

Item 2. Management's Discussion and Analysis or Plan of Operation. (Continued)

Results of Operations—Three-month period ended June 30, 2004 as compared to three-month period ended June 30, 2003 (Continued)

The decrease in our interest expense is attributable to the decrease in our debt resulting from the application, in the short-term, of the proceeds received from our offering of additional shares of beneficial interest to the payment of our debt. Our total liabilities decreased from $24,287,838 as of June 30, 2003 to $17,405,520, a decrease of $6,882,318 or 28%.

Nonperforming loans, church bonds and interim loans increased from $3,077,932 as of June 30, 2003 to $3,254,095 as of June 30, 2004, an increase of $176,163. The accrual of interest on these loans has been discontinued. If interest on these mortgage loans, church bonds and interim loans had been accrued as earned, interest and fees on loans would have been increased by approximately $79,000 and $78,000 for the three-month periods ended June 30, 2004 and 2003, respectively. Interest income actually recognized on such loans during 2004 and 2003 was approximately $24,000 and $43,000, respectively.

General and administrative expenses increased from $203,154 for the three-month period ended June 30, 2003 to $248,372 for the three-month period ended June 30, 2004, an increase of $45,218 or 22%. This increase can primarily be attributed to an additional full-time employee beginning in June 2003.

Pursuant to authority granted by our Board of Trust Managers, on Tuesday, June 3, 2003, the Strategic Planning Committee of the Board of Trust Managers authorized management to proceed to register an offering of an additional 7,000,000 shares of certificates of beneficial interest in Church Loans at a price of $3.00 per share. On June 26, 2003 the Board of Trust Managers formally authorized such offering and SEC Form S-11 was filed with the SEC on July 3, 2003. This offering became effective with the SEC on August 14, 2003 and in various states from August 14, 2003 through June 30, 2004. Sales of the shares began in December 2003. As of June 30, 2004, we had sold and issued an additional 2,524,343 shares, resulting in an increase of $7,164,797, net of issuance costs, in our shareholders' equity. It is not our intent to renew this registration and sales of shares will cease as of August 14, 2004.

Net income per share decreased from $.14 per share for the three-month period ended June 30, 2003 to $.06 per share for the three-month period ended June 30, 2004. This decrease was attributable to the decrease in our net income discussed above and in the dilution of earnings per share due to the issuance of additional shares as discussed above. Assuming that the number of shares outstanding had not changed from June 30, 2003 and that net income would have remained the same as that reported for the three-month period ended June 30, 2004, then the net income per share as of June 30, 2004 would have been approximately $.08 per share. Therefore, the additional shares resulted in a dilution of earnings of approximately $.02 per share.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)

Item 2. Management's Discussion and Analysis or Plan of Operation. (Continued)

Financial Condition—June 30, 2004 as compared to March 31, 2004

Our performing mortgage loans and church bonds increased from $32,228,226 as of March 31, 2004 to $34,900,292 as of June 30, 2004. However, our portfolio of performing interim loans decreased slightly during the three-month period ended June 30, 2004 from $8,705,791 to $7,310,492, a decrease of $1,395,299. Mortgage loans, interim loans and church bonds held by us increased from $44,195,398 as of March 31, 2004 to $45,464,879 as of June 30, 2004, an increase of $1,269,481 (3%).

Nonperforming mortgage loans, church bonds and interim loans decreased slightly from $3,261,381 as of March 31, 2004 to $3,254,095 as of June 30, 2004. Total performing mortgage loans, church bonds and interim loans increased from $40,934,017 as of March 31, 2004 to $42,210,784 as of June 30, 2004, an increase of $1,276,767 (3%). Consistent with such increase in performing loans, total assets increased from $44,629,888 as of March 31, 2004 to $45,894,755 as of June 30, 2004, an increase of $1,264,867 (3%).

Our liabilities decreased slightly from $17,596,615 as of March 31, 2004 to $17,405,520 as of June 30, 2004.

Shareholders’ equity increased by $1,455,962 from March 31, 2004 to June 30, 2004. This increase is attributable to the sales during the three-month period ended June 30, 2004 of an additional 545,537 shares of beneficial interest. Such shares resulted in additional paid in capital of $1,543,262, net of issuance costs.

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

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)

Item 2. Management's Discussion and Analysis or Plan of Operation (Continued)

Liquidity and Capital Resources (Continued)

All of our debt obligations outstanding as of June 30, 2004, in the amount of $17,405,520, will mature in fiscal 2005. These debt obligations primarily consist of our bank line of credit and Master Note Agreements. As of June 30, 2004, our loan agreement with the Amarillo National Bank provided for a line of credit in the amount of $25,000,000. The amount owing on the line of credit as of June 30, 2004 was $3,025,000. Although the bank line of credit matures in fiscal 2005, it is anticipated that the line of credit will be renewed annually. In the event that the bank elects not to renew the line of credit, we may under the terms of the loan agreement retire the line of credit over a period of time, not to exceed five years, equal to the weighted average remaining term of all of our real estate lien notes which are pledged to secure the bank line of credit.

At June 30, 2004, loans to us under Master Note Agreements, which are in effect demand notes, totaled $13,322,504. In the past, we have utilized our bank line of credit and the principal paid to us upon our outstanding loan portfolio in order to meet our maturing obligations.

At June 30, 2004, the balance which could be borrowed by us upon our bank line of credit was $21,975,000. The principal payments scheduled to be received by us upon our loan portfolio for the twelve-month periods ending June 30, 2005 and 2006 are $9,538,743 and $2,287,547, respectively. Assuming all of these scheduled principal payments are received, these payments, together with the balance available to us on our bank line of credit, should provide us with sufficient funds to meet our maturing obligations and fund loan commitments without the necessity of borrowing funds from other sources. Based upon our success in obtaining borrowings in the past, we are confident that, should it be necessary, we will be able to obtain additional bank financing in the future in sufficient amounts for us to timely meet all of our obligations.

Should all the scheduled principal payments upon loans not be received, and should we be unable to borrow against our line of credit, and should borrowings from other sources not be available, it would be necessary to sell a portion of our mortgage loan portfolio in order for us to meet all of our financial obligations. At June 30, 2004, the principal balance of our loan and church bond portfolio was $45,464,879, net of unamortized purchase discounts. The weighted average interest rate on loans and church bonds was 6.88% per annum. In view of the normal marketability of conventional loans, we might be required to discount a majority of these loans in order for them to be attractive for purchase. The principal amount of these loans if discounted to yield a weighted average interest rate of 12%, 14% and 16% would be $26,066,531, $22,342,743, and $19,549,900, respectively. There is no assurance that we would be able to sell all, or a portion of our portfolio of loans, in which event, it would be necessary to secure a loan, or loans, from a lender in order to meet our financial obligations. There is no assurance that we would be able to secure a loan in such instance. We have sold only one of the loans in our mortgage loan portfolio and, therefore, we have limited experience in this area.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)

Item 2. Management's Discussion and Analysis or Plan of Operation (Continued)

Liquidity and Capital Resources (Continued)

Principal payments scheduled to be received upon our permanent loan portfolio during the twelve-month periods ending June 30, 2005 and 2006, if not used to fund new loan commitments, would be used to reduce our outstanding indebtedness. Should we use the payments of principal which shall be received upon our loan portfolio to reduce our outstanding indebtedness, our interest expense will decrease. In such instance, whether the decrease in the interest income will exceed, or be less than, the decrease in the interest expense will largely be dependent upon the prime rate of interest prevailing at such time due to the fact that the interest to be earned upon our mortgage loan portfolio is generally based upon a fixed rate of interest or a variable rate of interest that periodically reprices, while the interest to be paid by us upon our outstanding debts is directly, or indirectly, tied to the prime rate of interest charged by major domestic banks.

As of June 30, 2004, a substantial portion of the promissory notes evidencing the loans made by us has been pledged to secure our bank line of credit. Promissory notes totaling $24,102,466 were pledged against the bank line of credit, which had a total outstanding balance of $3,025,000. The required collateral for this bank loan was $3,327,500, leaving an excess of promissory notes which have been pledged to secure said bank notes of $20,774,966. These excess promissory notes may be reassigned by the bank to us to be sold in order to meet our financial obligations. Should it be necessary, in order to meet our financial obligations, these excess notes amounting to $20,774,966 and other additional promissory notes in the approximate amount of $21,523,596 (for a total amount of $42,298,562) would be available to be sold to meet our financial obligations. Should the excess promissory notes be assigned by the bank to us as heretofore described, the bank line of credit would continue to be secured by the required ratio of notes pledged to the principal balance of the bank line of credit. There is no assurance that we would be able to sell all, or any portion of, these notes.

Cash flows from operating activities consists primarily of net income. The primary components of net income are interest income and expense. Interest income should continue to be the main source of cash provided by operating activities; however, the availability of this cash flow is dependent upon the ability of the borrowers to repay loans. Although there was a slight increase in the amount of nonperforming loans as of June 30, 2004, compared to June 30, 2003, cash provided by operating activities has been and is expected to be a relatively stable source of cash flow.

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

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)

Item 2. Management's Discussion and Analysis or Plan of Operation (Continued)

Inflation

At June 30, 2004, the weighted average interest rate on our mortgage loan and church bond portfolio was 6.88% per annum while the weighted average interest rate upon all our borrowings was 3.02% per annum. Although a majority of the loans constituting our loan portfolio have been made at variable rates of interest that generally reprice either daily, annually, or otherwise periodically, a portion of the loans constituting our loan portfolio have been made at fixed rates of interest and therefore are not subject to being increased or decreased during the term of the loan. All of our indebtedness is either directly or indirectly tied to the prime rate of interest charged by major banking institutions and, therefore, is subject to fluctuation. During periods of inflation, the prime rate of interest charged by major banking institutions, as well as the interest rate or cost of borrowing money from any lender, generally increases. Consequently, during an inflationary period our interest expense would increase. Since our interest income would not increase as rapidly, an increase in our interest expense would decrease our net income. However, interest income should subsequently increase as variable rate loans reprice. Should the amount of our loans and the amount of our indebtedness remain constant, and should the weighted average interest rate upon the indebtedness increase to approximately 19.13% per annum, the interest income and the interest expense of the Trust would be substantially equal.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or commitments other than our normal loan commitments.

New Accounting Standards

The Trust does not believe the adoption of any recently issued pronouncements by the Financial Accounting Standards Board will have a significant impact on its financial statements.

Item 3. Controls and Procedures

The Trust’s chief executive officer and its senior vice president are charged with making an evaluation of the Trust’s disclosure controls and procedures. These controls and procedures are designed to ensure that information required to be disclosed in reports mandated by the Securities Exchange Act of 1934 is recorded, communicated to management, and accurately reported within the required time periods. The Trust’s chief executive officer and senior vice president have concluded, based upon their evaluation of these controls and procedures as of June 30, 2004, that the Trust’s disclosure controls and procedures are effective.

There have been no significant changes in the Trust’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)

PART II. OTHER INFORMATION

Item 6(a) Exhibits:

Exhibit 31.1 - Certification by the President and CEO Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

Exhibit 31.2 - Certification  by the Senior Vice President and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

Exhibit 32.1 - Certification  Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - President & CEO

Exhibit 32.2 - Certification  Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Senior Vice President and CFO

CHURCH LOANS & INVESTMENTS TRUST

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
DATE: August 13, 2004	CHURCH LOANS & INVESTMENTS TRUST By: /s/ B. R. McMorries B. R. McMorries Chairman of the Board of Trust Managers

DATE: August 13, 2004	CHURCH LOANS & INVESTMENTS TRUST By: /s/ Kelly Archer Kelly Archer President and Chief Executive Officer

CHURCH LOANS & INVESTMENTS TRUST EXHIBIT INDEX
Exhibit Number	Description	Page

Exhibit 31.1	Certification by the President and CEO Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14 (a) under the Securities Exchange Act of 1934.	16
Exhibit 31.2	Certification by the Senior Vice President and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.	17
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - President & CEO.	18
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Senior Vice President and CFO.	19