Form 10QSB
period 2004-09-30
CHURCH LOANS & INVESTMENTS TRUST
filed 2004-11-15
CIK 20199

                                       U.S. Securities and Exchange Commission

                                               Washington, D.C.  20549

                                                     ----------

                                                     FORM 10-QSB

                                       [x] QUARTERLY REPORT UNDER SECTION 13
                                         OR 15(d) OF THE SECURITIES EXCHANGE
                                                    ACT OF 1934
                                 For the quarterly period ended September 30, 2004

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
and (2) has been subject to such filing requirements for the past 90 days.     Yes   X    No
                                                                                   -----     -----

As of September 30, 2004, 10,217,094 shares of the Registrant's shares of beneficial interest were outstanding.

Transitional Small Business Disclosure Format (check one) Yes         No    X
                                                              ------      -----

                                          CHURCH LOANS & INVESTMENTS TRUST

                                                       INDEX

                                                                                                               Page
                                                                                                               ----

Part I.       Financial Information

Item 1:       Financial Statements:

              Condensed Balance Sheets (unaudited) at September 30, 2004
                  and March 31, 2004...........................................................................   1

              Condensed Statements of Income (unaudited) for the three-month and
                  six-month periods ended September 30, 2004 and 2003..........................................   2

              Condensed Statements of Cash Flows (unaudited) for the six-month

Part II.      Other Information

                                         CHURCH LOANS & INVESTMENTS TRUST
                                         (A Real Estate Investment Trust)

                                           PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
                                       Condensed Balance Sheets (Unaudited)
                                       September 30, 2004 and March 31, 2004
                                                      ASSETS
                                                                               September 30, 2004   March 31, 2004
                                                                               ------------------   ---------------

CASH AND CASH EQUIVALENTS                                                       $         55,252   $         264,942

RECEIVABLES
     Mortgage loans and church bonds - performing                                     36,553,991          32,228,226
     Interim construction loans - performing                                          12,744,537           8,705,791
     Nonperforming mortgage loans, church bonds
         and interim construction loans                                                3,248,139           3,261,381
     Less: Allowance for credit losses                                                (1,733,249)         (1,733,249)
                                                                                ----------------   -----------------
                                                                                      50,813,418          42,462,149
     Accrued interest receivable                                                         220,683             240,523
     Notes receivable                                                                     63,152             111,753
                                                                                ----------------   -----------------

                  Net receivables                                                     51,097,253          42,814,425
                                                                                ----------------   -----------------

PROPERTY AND EQUIPMENt, net                                                              224,220             214,243

OTHER REAL ESTATE OWNED                                                                1,180,618           1,328,832

OTHER ASSETS                                                                              62,329               7,446
                                                                                ----------------   -----------------

TOTAL ASSETS                                                                    $     52,619,672   $      44,629,888
                                                                                ================   =================

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
     Notes payable and line of credit:
         Related parties                                                        $      3,178,881   $       1,296,692
         Other                                                                        16,987,705          15,382,691
                                                                                ----------------   -----------------
                                                                                      20,166,586          16,679,383
     Accrued interest payable                                                             18,288              44,366
     Federal income tax payable                                                               -               37,553
     Other                                                                             1,260,864             835,313
                                                                                ----------------   -----------------

                  Total liabilities                                                   21,445,738          17,596,615
                                                                                ----------------   -----------------

SHAREHOLDERS' EQUITY
     Shares of beneficial interest, no par value; authorized shares unlimited, 10,223,690 and 8,986,208 shares issued at
         September 30, 2004 and March 31, 2004, respectively                          29,761,116          26,245,401
     Undistributed net income                                                          1,429,308             804,362
     Treasury shares, at cost (6,596 shares)                                             (16,490)            (16,490)
                                                                                ----------------   -----------------

                  Total shareholders' equity                                          31,173,934          27,033,273
                                                                                ----------------   -----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $     52,619,672   $      44,629,888
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

                                         CHURCH LOANS & INVESTMENTS TRUST
                                         (A Real Estate Investment Trust)
                                    Condensed Statements of Income (Unaudited)
                                      Three-month and six-month periods ended
                                            September 30, 2004 and 2003

                                                    Three-month periods ended           Six-month periods ended
                                                          September 30,                      September 30,
                                                      2004             2003             2004              2003
                                                      ----             ----             ----              ----
INTEREST INCOME AND FEES
    Interest and fees on mortgage
      loans and interim
      construction loans and bonds                $     995,231   $       958,927   $    1,850,591   $     2,178,256
    Interest on temporary
       investments                                           -            169,364               -            305,006
                                                  -------------   ---------------   --------------   ---------------

          Total interest income and fees                995,231         1,128,291        1,850,591         2,483,262

INTEREST EXPENSE                                        140,486           188,797          257,405           455,614
                                                  -------------   ---------------   --------------   ---------------
          Net interest income                           854,745           939,494        1,593,188         2,027,648

OTHER INCOME, including gain
    on sale of other real estate owned
    of $13,203 and $107,643 in 2004
    and 2003, respectively                               51,995            12,791          115,205           135,542

OTHER OPERATING EXPENSES
    General and administrative                          181,294           226,140          429,661           429,294
    Board of Trust Managers' fees                        13,200            14,040           25,200            29,010
                                                  -------------   ---------------   --------------   ---------------

          Total other operating expenses                194,494           240,180          454,866           458,304
                                                  -------------   ---------------   --------------   ---------------

NET INCOME                                        $     712,246   $       712,105   $    1,253,527   $     1,704,886
                                                  =============   ===============   ==============   ===============

WEIGHTED AVERAGE NUMBER
    OF SHARES OUTSTANDING                             9,985,673         7,000,806        9,581,689         7,000,806
                                                  =============   ===============   ==============   ===============

NET INCOME PER SHARE                                 $ .07             $ .10            $ .13           $ . 24
                                                     =====             =====            =====           ======

DIVIDENDS PER SHARE                                  $   -             $ -             $  .07           $  .11
                                                     ======            =====           ======           ======
     These condensed financial statements should be read only in connection with the accompanying notes to condensed financial statements.

                                         CHURCH LOANS & INVESTMENTS TRUST
                                         (A Real Estate Investment Trust)
                                  Condensed Statements of Cash Flows (Unaudited)
                                Six-month periods ended September 30, 2004 and 2003

                                                                                           Six-month periods
                                                                                         ended September 30,
                                                                                        2004               2003
                                                                                        ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                    $    1,253,527   $     1,704,886
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Amortization of loan discounts                                                   (11,937)          (12,944)
         Gain on sale of other real estate owned                                          (13,203)         (107,643)
         Changes in:
           Accrued interest receivable                                                     19,840           162,706
           Accrued interest payable                                                       (26,078)          (74,006)
           Federal income tax payable                                                     (37,553)               -
           Other liabilities                                                              322,727           (84,749)
           Other, net                                                                     (54,883)           16,346
                                                                                   --------------   ---------------

                  Net cash provided by operating activities                             1,452,440         1,604,596
                                                                                   --------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in mortgage and interim construction
       loans and church bonds                                                         (20,001,469)       (6,986,744)
     Payments received on mortgage and interim
       construction loans and church bonds                                             11,897,137        15,726,446
     Advances of notes receivable                                                              -            (30,151)
     Payments received on notes receivable                                                 48,601           126,096
     Proceeds from sale of other real estate owned                                         29,241           360,112
     Purchases of property and equipment                                                   (9,977)               -
                                                                                   --------------   ---------------

                  Net cash provided (used) by investing activities                     (8,036,467)        9,195,759
                                                                                   --------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Borrowings on notes payable                                                       20,743,893        11,837,481
     Principal payments on notes payable                                              (17,256,690)      (21,962,740)
     Cash received from issuance of shares of beneficial
       interest, net of issuance costs                                                  3,515,715                -
     Cash dividends                                                                      (628,581)         (770,089)
     Other                                                                                     -            (90,926)
                                                                                   --------------   ---------------

                  Net cash provided (used) by financing activities                      6,374,337       (10,986,274)
                                                                                   --------------   ---------------

                  Decrease in cash and cash equivalents                                  (209,690)         (185,919)

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                                                  264,942           273,432
                                                                                   --------------   ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $       55,252   $        87,513
                                                                                   ==============   ===============

Supplemental disclosure of cash flow information
     Cash paid during the period for interest                                      $      283,482   $       529,621
                                                                                   ==============   ===============
     Real estate acquired through foreclosure                                      $         -      $       148,214
                                                                                   ==============   ===============
     Mortgage loan issued in connection with sale of other real estate             $      235,000   $         -
                                                                                   ==============   ===============
     Cash paid for income taxes                                                    $       37,553   $         -
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

                                         CHURCH LOANS & INVESTMENTS TRUST
                                         (A Real Estate Investment Trust)
                                Notes to Condensed Financial Statements (Unaudited)

NOTE 1 - GENERAL

See Summary of Significant Accounting Policies in the Trust’s Annual Report on Form 10- KSB for a summary of the Trust’s significant accounting policies.

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

NOTE 2 - WEIGHTED AVERAGE INTEREST RATES

Weighted average interest rates and net interest rate margins at September 30, 2004 and 2003, were as follows:

                                            Mortgage and interim
                                            construction loan and              Total           Net interest
                                            church bond portfolio          indebtedness         rate margin
                                            ---------------------          ------------         -----------

         September 30, 2004                         6.72%                    3.78%                2.94%
         September 30, 2003                         7.35%                    3.00%                4.35%

NOTE 3 - CONTRACTUAL MATURITIES

Scheduled principal payments on mortgage loans, church bonds and interim construction loans and indebtedness (including notes payable) outstanding at September 30, 2004, for the five twelve-month periods subsequent to September 30, 2004, follow:

                  Twelve-month period                Mortgage loans, church bonds
                 ending September 30,               and interim construction loans            Indebtedness
                 --------------------               -------------------------------           ------------

                      2005                                 $    15,031,475                   $    20,166,586
                      2006                                       2,337,596                                -
                      2007                                       2,382,563                                -
                      2008                                       2,373,906                                -
                      2009                                       2,402,242                                -

                                         CHURCH LOANS & INVESTMENTS TRUST
                                         (A Real Estate Investment Trust)
                                Notes to Condensed Financial Statements (Unaudited)

NOTE 4 - Mortgage Loans, Church Bonds and Interim Construction Loans

Mortgage loans, church bonds and interim construction loans on which the accrual of interest had been discontinued amounted to $3,248,139 and $3,175,443 at September 30, 2004 and 2003, respectively. If interest on these mortgage loans, church bonds and interim construction loans had been accrued as earned, interest and fees on loans in the accompanying condensed statements of income would have been increased by approximately $79,000 and $78,000 for the six-month periods ended September 30, 2004 and 2003, respectively. Interest income actually recognized during 2004 and 2003 was approximately $12,000 and $35,000, respectively.

NOTE 5 - SECURITIES OFFERING

The Trust filed Form S-11, a Registration Statement, (the Statement) with the Securities and Exchange Commission indicating the Trust’s intent to offer 7,000,000 additional shares at a price of $3.00 per share. The purpose of this offering was to raise additional capital in order for the Trust to make additional mortgage loans and as a result, to further grow the Trust. The effective date of the registration was August 14, 2003. In addition, on various dates subsequent to August 15, 2003, the offering became effective in various states. As of September 30, 2004, the Trust had sold and issued an additional 3,216,288 shares resulting in an increase of $9,137,250, net of issuance costs of $496,884, in the Trust’s shareholders’ equity. For the three months ended September 30, 2004, the Trust has sold and issued an additional 691,945 shares resulting in an increase of $1,972,453, net of issuance costs of $100,751, in the Trust’s shareholders’ equity. Sales of shares ceased as of August 14, 2004.

                  This information is an integral part of the
                  accompanying condensed financial statements.

                                         CHURCH LOANS & INVESTMENTS TRUST
                                         (A Real Estate Investment Trust)
Item 2. Managements' Discussion and Analysis or Plan of Operation.

Forward-looking Statement Disclaimer

The following Management’s Discussion and Analysis or Plan of Operation includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements other than statements of historical fact made herein are forward-looking, which can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue” or other similar words.  Such forward-looking statements are based upon management’s current plans and expectations and are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements, including the following:

|X|      Competition in the business of making loans to churches;
|X|      A decline in the general economic conditions;
|X|      A decline in real estate values thereby  affecting the value of the collateral  securing the loans made by the Trust;
|X|      A rise in interest  rates  resulting in higher cost of funds to the Trust prior to the  re-pricing  of the loans owing to the Trust;
|X|      Inability of the Trust to borrow funds and at reasonable rates of interest;
|X|      General risks of lending;
|X|      Change in federal or state laws affecting the Trust's operations;
|X|      Loss of critical management; and
|X|      Other risks.
These risks and uncertainties are not intended to be exhaustive and should be read in conjunction with other cautionary statements made herein.

Results of Operations--Three-month period ended September 30, 2004 as compared to three-month period ended September 30, 2003

Our revenues are derived from interest income earned on loans as well as, to a lesser degree, interest earned on church bonds and short-term investments. During the three-month period ended September 30, 2004, interest income and fees on mortgage loans and interim construction loans increased by $36,304 (3.8%) over the three-month period ended September 30, 2003. However, total interest income and fees decreased by $133,060 during the three-month period ended September 30, 2004 as compared to the three-month period ended September 30, 2003. This decrease was the result of an additional $169,364 in interest on temporary investments during the three-month period ended September 30, 2003. The interest on temporary investments during the three-month period ended September 30, 2003 was attributable to the sale or payment of church bonds held by the Trust.

                                         CHURCH LOANS & INVESTMENTS TRUST
                                         (A Real Estate Investment Trust)
Item 2. Managements' Discussion and Analysis or Plan of Operation (Continued).

The increase in interest income and fees on mortgage loans and interim construction loans during the three-month period ended September 30, 2004 as compared to the three-month period ended September 30, 2003 was offset by a decrease in the interest rates on our loan portfolio. The average interest rate on our loans and church bonds decreased from 7.35% as of September 30, 2003 to 6.72% as of September 30, 2004.

There was an increase in the amount of our performing interim loans from $6,384,531 as of September 30, 2003, to $12,744,537 as of September 30, 2004. There was also an increase in performing mortgage loans and church bonds from $35,761,635 as of September 30, 2003 to $36,553,991 as of September 30, 2004. Non-performing loans increased slightly from $3,175,443 as of September 30, 2003 to $3,248,139 as of September 30, 2004. The total performing and non-performing mortgage loans, church bonds and interim loans held by Church Loans increased from $45,321,609 as of September 30, 2003 to $52,546,667 as of September 30, 2004.

Our net income for the three-month period ended September 30, 2004 was $712,246 ($.07 per share), an increase of only $141 as compared to the three-month period ended September 30, 2003. The decrease in net interest income was offset by an increase in other income and a decrease in general and administrative expenses. Net interest income decreased from $939,494 for the three-month period ended September 30, 2003 to $854,745 for the three-month period ended September 30, 2004, a decrease of $84,749 or 9%. Other income increased from $12,791 for the three-month period ended September 30, 2003 to $51,995 for the three-month period ended September 30, 2004, an increase of $39,204.

General and administrative expenses decreased from $226,140 for the three-month period ended September 30, 2003 to $181,294 for the three-month period ended September 30, 2004, a decrease of $44,846 or 19.8%.

The decrease in our net interest income for the three-month period ended September 30, 2004 as compared to the three-month period ended September 30, 2003 was minimized by a decrease in our interest expense. The weighted average interest rate on our debt increased from 3.00% for the three-month period ended September 30, 2003 to 3.78% for the three-month period ended September 30, 2004. However, notes payable and the line of credit decreased from $22,245,455 as of September 30, 2003 to $20,166,586 as of September 30, 2004. As a result, our interest expense decreased from $188,797 for the three-month period ended September 30, 2003 to $140,486 for the three-month period ended September 30, 2004, a decrease of $48,311 or 25.6%.

As previously reported, we registered 7,000,000 additional shares of beneficial interest in the Trust pursuant to a Registration Statement on SEC Form S-11 which became effective with the SEC on August 14, 2003. The sale of those additional shares ended on August 14, 2004. During the registration, we sold and issued an additional 3,216,288 shares, resulting in an increase of $9,137,250, net of issuance costs, in our shareholders’ equity.

Although net income was slightly higher for the three-month period ended September 30, 2004 as compared to the three-month period ended September 30, 2003, net income per share decreased from $.10 per share for the three-month period ended September 30, 2003 to $.07 per share for the three-month period ended September 30, 2004. This decrease was the result of the

                                          CHURCH LOANS & INVESTMENTS TRUST
                                         (A Real Estate Investment Trust)
Item 2. Managements' Discussion and Analysis or Plan of Operation (Continued).

dilution of our earnings per share due to the issuance of additional shares as discussed above. Assuming that the number of shares outstanding had not changed from September 30, 2003 and that net income would have remained the same as that reported for the three-month period ended September 30, 2004, then the net income per share for the three-month period ended September 30, 2004 would have been approximately $.10 per share. Therefore, the additional shares resulted in a dilution of earnings of approximately $.03 per share.

Results of Operations—Six-month period ended September 30, 2004 as compared to six-month period ended September 30, 2003

During the six-month period ended September 30, 2004, interest earned and fees decreased by $632,671 (25.5%) over the six-month period ended September 30, 2003. This decrease was attributable to a decrease in interest and fees on mortgage loans and interim construction loans and a decrease in interest on temporary investments. Interest income and fees on mortgage loans and interim construction loans decreased from $2,178,256 for the six-month period ended September 30, 2003 to $1,850,591 for the six-month period ended September 30, 2004, a decrease of $327,665 or 15%. Furthermore, we had no interest on temporary investments for the six-month period ended September 30, 2004 as compared to $305,006 for the six-month period ended September 30, 2003. The interest on temporary investments for the six-month period ended September 30, 2003 was attributable to the sale or payment of church bonds held by the Trust.

Contributing to the decrease in interest income and fees for the six-month period ended September 30, 2004 as compared to the six-month period ended September 30, 2003 was a decrease in the interest rates on our loan portfolio. As mentioned above, the average interest rate on our loans and church bonds decreased from 7.35% as of September 30, 2003, to 6.72% as of September 30, 2004.

Net interest income decreased from $2,027,648 for the six-month period ended September 30, 2003 to $1,593,188 for the six-month period ended September 30, 2004, a decrease of $434,460 or 21.4%. This decrease was minimized by a decrease in interest expense. Our interest expense decreased by $198,209 for the six-month period ended September 30, 2004 as compared to September 30, 2003.

Our net income for the six-month period ended September 30, 2004, was $1,253,527 ($.13 per share), a decrease of $451,359 (26.5%) as compared to the six-month period ended September 30, 2003. This decrease was attributable to a decrease in net interest income and a slight decrease in other income. Net interest income decreased from $2,027,648 for the six-month period ended September 30, 2003, to $1,593,188 for the six-month period ended September 30, 2004, a decrease of $434,460 (21.4%). Other income decreased from $135,542 for the six-month period ended September 30, 2003, to $115,205 for the six-month period ended September 30, 2004, a decrease of $20,337 (15%).

General and administration expenses increased slightly from $429,294 for the six-month period ended September 30, 2003 to $429,661 for the six-month period ended September 30, 2004, an increase of $367.

                                         CHURCH LOANS & INVESTMENTS TRUST
                                         (A Real Estate Investment Trust)
Item 2. Managements' Discussion and Analysis or Plan of Operation (Continued).

Non-performing loans, church bonds and interim loans increased from $3,175,443 as of September 30, 2003 to $3,248,139 as of September 30, 2004, an increase of $72,696. The accrual of interest on these loans has been discontinued. If interest on these mortgage loans, church bonds and interim loans had been accrued as earned, interest and fees on loans would have been increased by approximately $79,000 and $78,000 for the six-month periods ended September 30, 2004 and 2003, respectively.

Net income per share decreased from $.24 per share for the six-month period ended September 30, 2003 to $.13 per share for the six-month period ended September 30, 2004. This decrease was the result of the decrease in our net income for the six-month period ended September 30, 2004 as compared to the six-month period ended September 30, 2003 and the dilution of our earnings per share due to the issuance of additional shares as discussed above. Assuming that the number of shares outstanding had not changed from September 30, 2003 and that net income would have remained the same as that reported for the six-month period ended September 30, 2004, then the net income per share for the six-month period ended September 30, 2004 would have been approximately $.18 per share. Therefore, the additional shares resulted in a dilution of earnings of approximately $.05 per share.

Financial Condition – September 30, 2004 as compared to March 31, 2004

Our performing mortgage loans and church bonds increased from $40,934,017 as of March 31, 2004 to $49,298,528 as of September 30, 2004, an increase of $8,364,511 or 20.4%. Our portfolio of performing interim loans increased during the six-month period ended September 30, 2004 from $8,705,791 to $12,744,537, an increase of $4,038,746 or 46.4%. Performing mortgage loans and church bonds also increased during the six-month period ended September 30, 2004 by $4,325,765 (13.4%). Mortgage loans, interim loans and church bonds held by us increased from $44,195,398 as of March 31, 2004 to $52,546,667 as of September 30, 2004, an increase of $8,351,269 (18.9%).

Non-performing mortgage loans, church bonds and interim construction loans decreased slightly from $3,261,381 as of March 31, 2004 to $3,248,139 as of September 30, 2004, a decrease of $13,242 or 0.4%.

Other real estate owned decreased from $1,328,832 as of March 31, 2004 to $1,180,618 as of September 30, 2004. This decrease was the result of the sale of property previously acquired by the Trust by a foreclosure of a mortgage loan.

Our liabilities increased from $17,596,615 as of March 31, 2004 to $21,445,738 as of September 30, 2004. This increase was primarily attributable to the increase in our line of credit owing to the Amarillo National Bank necessary to the funding of the additional loans we made during the six-month period ended September 30, 2004.

Shareholders equity increased by $4,140,661 from March 31, 2004 to September 30, 2004. This increase is primarily attributable to the sales during the six-month period ended September 30, 2004 of an additional 1,237,482 shares of beneficial interest in the Trust.

                                         CHURCH LOANS & INVESTMENTS TRUST
                                         (A Real Estate Investment Trust)
Item 2. Managements' Discussion and Analysis or Plan of Operation (Continued).

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

All of our indebtedness is generally classified as short term having maturities ranging from “on demand” to maturities repayable over various periods extending through fiscal 2005. All of the debt obligations of the Trust outstanding as of September 30, 2004, in the amount of $20,166,586 will mature in fiscal 2005. These debt obligations primarily consist of our bank line of credit and Master Note Agreements. Our bank line of credit agreement with the Amarillo National Bank provides for a line of credit of $25,000,000. Although the bank line of credit matures in fiscal 2005, it is anticipated that the line of credit will be renewed annually. In the event that the bank elects not to renew the line of credit, we may under the terms of the loan agreement retire the line of credit over a period of time, not to exceed five years, equal to the weighted average remaining term of all of our real estate lien notes which are pledged to secure the bank line of credit.

At September 30, 2004, loans to the Trust under Master Note Agreements, which are in effect demand notes, total $14,841,586. In the past, we have utilized our bank line of credit and the principal paid to us upon our outstanding loan portfolio in order to meet our maturing obligations.

At September 30, 2004, the balance which could be borrowed by us upon our bank line of credit was $19,675,000. The principal payments scheduled to be received by us upon our loan portfolio for the twelve-month period ending September 30, 2005 and 2006 are $15,031,475 and $2,337,596, respectively. Assuming all of these scheduled principal payments are received, these payments, together with the balance available to us on our bank line of credit, would provide us with sufficient funds to meet our maturing obligations and fund loan commitments without the necessity of borrowing funds from other sources.

Based upon our success in obtaining borrowings in the past, we are confident that, should it be necessary, we will be able to obtain additional bank financing in the future in sufficient amounts for us to timely meet all of our obligations.

Should all the scheduled principal payments upon loans not be received, and should we be unable to borrow against our line of credit, and should borrowings from other sources not be available, it would be necessary to sell a portion of our mortgage loan portfolio in order for it to meet all of its financial obligations. At September 30, 2004, the principal balance of our loan and church

                                          CHURCH LOANS & INVESTMENTS TRUST
                                         (A Real Estate Investment Trust)
Item 2. Managements' Discussion and Analysis or Plan of Operation (Continued).

bond portfolio was $52,546,667, net of unamortized purchase discounts. The weighted average interest rate on loans and church bonds was 6.72% per annum. In view of the normal marketability of conventional loans, we might be required to discount a majority of these loans in order for them to be attractive for purchase. The principal amount of these loans if discounted to yield a weighted average interest rate of 12%, 14% and 16% would be $29,426,133, $25,222,400, and $22,069,600, respectively. There is no assurance that we would be able to sell all, or a portion of our portfolio of loans, in which event, it would be necessary to secure a loan, or loans, from a lender in order to meet our financial obligations. There is no assurance that we would be able to secure a loan in such instance. We have sold only one of the loans in our mortgage loan portfolio and, therefore, we have limited experience in this area.

Principal payments scheduled to be received upon our permanent loan portfolio during the twelve-month period ending September 30, 2005 and 2006, if not used to fund new loan commitments, would be used to reduce the outstanding indebtedness of the Trust. Should we use the payments of principal which shall be received upon our loan portfolio to reduce our outstanding indebtedness, our interest expense will decrease. In such instance, whether the decrease in the interest income will exceed, or be less than, the decrease in the interest expense will largely be dependent upon the prime rate of interest prevailing at such time due to the fact that the interest to be earned upon our mortgage loan portfolio is generally based upon a fixed rate of interest or a variable rate of interest that periodically reprices, while the interest to be paid by us upon our outstanding debts is directly, or indirectly, tied to the prime rate of interest charged by major domestic banks.

As of September 30, 2004, a substantial portion of the promissory notes evidencing the loans made by us have been pledged to secure our bank line of credit. Promissory notes totaling $21,975,701 were pledged against the bank line of credit which had a total outstanding balance of $5,325,000. The required collateral for this bank loan was $5,857,500, leaving an excess of promissory notes which have been pledged to secure said bank notes of $16,118,201. These excess promissory notes may be reassigned by the bank to us to be sold in order to meet our financial obligations. Should it be necessary, in order to meet our financial obligations, these excess notes amounting to $16,118,201 and other additional promissory notes in the approximate amount of $30,718,622 (for a total amount of $46,836,823) would be available to be sold to meet our financial obligations. Should the excess promissory notes be assigned by the bank to us as heretofore described, the bank line of credit would continue to be secured by the required ratio of notes pledged to the principal balance of the bank line of credit. There is no assurance that we would be able to sell all, or any portion of, these notes.

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

                                         CHURCH LOANS & INVESTMENTS TRUST
                                         (A Real Estate Investment Trust)
Item 2. Managements' Discussion and Analysis or Plan of Operation (Continued).

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

Inflation

At September 30, 2004, the weighted average interest rate on our mortgage loan and church bond portfolio was 6.72% per annum while the weighted average interest rate upon all our borrowings was 3.78% per annum. Although a majority of the loans constituting our loan portfolio have been made at variable rates of interest that generally reprice either daily, annually, or otherwise periodically, a portion of the loans constituting our loan portfolio have been made at fixed rates of interest and therefore are not subject to being increased or decreased during the term of the loan. All of our indebtedness is either directly or indirectly tied to the prime rate of interest charged by major banking institutions and, therefore, is subject to fluctuation. During periods of inflation, the prime rate of interest charged by major banking institutions, as well as the interest rate or cost of borrowing money from any lender, generally increases. Consequently, during an inflationary period our interest expense would increase.

Since our interest income would not increase as rapidly, an increase in our interest expense would decrease our net income. However, interest income should subsequently increase as variable rate loans reprice. Should the amount of our loans and the amount of our indebtedness remain constant, and should the weighted average interest rate upon the indebtedness increase to approximately 17.5% per annum, the interest income and the interest expense of the Trust would be substantially equal.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or commitments other than our normal loan commitments.

New Accounting Standards

We do not believe the adoption of any recently issued pronouncements by the Financial Accounting Standards Board will have a significant impact on our financial statements.

Item 3. Controls and Procedures

The Trust’s chief executive officer and its senior vice president are charged with making an evaluation of the Trust’s disclosure controls and procedures. These controls and procedures are designed to ensure that information required to be disclosed in reports mandated by the Securities Exchange Act of 1934 is recorded, communicated to management, and accurately reported within the required time periods. The Trust’s chief executive officer and senior vice president have concluded, based upon their evaluation of these controls and procedures as of September 30, 2004, that the Trust’s disclosure controls and procedures are effective.

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

                                         CHURCH LOANS & INVESTMENTS TRUST
                                         (A Real Estate Investment Trust)

                                            PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders:

The annual meeting of shareholders of the Trust was held on July 16, 2004. At such meeting, each of the individuals named below was elected to the Board of Trust Managers of the Trust to serve until the next annual meeting of the shareholders of the Trust:

                                                                Number of shares
                                                         For                     Against
                                                         ---                     -------

       Bill R. McMorries                               6,465,441                  16,006
       Larry Brown                                     6,468,821                  12,626
       Jack R. Vincent                                 6,470,419                  11,028
       Steve Rogers                                    6,467,419                  14,028
       Mike Bahn                                       6,467,419                  14,028
       Alfred J. Smith                                 6,470,025                  11,422
       Mike Borger                                     6,469,215                  12,232

Additionally, shareholders voted to ratify Clifton Gunderson LLP as auditors for the year ending March 31, 2005 as follows:

       For                                             6,438,603
       Against                                             7,516
       Abstain                                            35,328

The shareholders also voted to adopt the Amended and Restated Declaration of Trust and Bylaws as follows:

       For                                             6,334,691
       Against                                            54,853
       Abstain                                            91,903

                                         CHURCH LOANS & INVESTMENTS TRUST
                                         (A Real Estate Investment Trust)

                                            PART II. OTHER INFORMATION

Item 6 Exhibits:

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

       Exhibit 32.1 - Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted Pursuant to Section 906 of the
       Sarbanes-Oxley Act of 2002 - President and CEO

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

                                                          CHURCH LOANS & INVESTMENTS TRUST

DATE:         11/15/2004                                      BY:   /s/ B.R. McMorries
      -----------------------------------------------         -----------------------------------------------------
                                                                B. R. McMorries, Chairman

DATE:         11/15/2004                                      BY:  /s/ Kelly Archer
      -----------------------------------------------         -----------------------------------------------------
                                                                Kelly Archer
                                                                President and Chief Executive Officer

                                         CHURCH LOANS & INVESTMENTS TRUST

                                                   EXHIBIT INDEX

     Exhibit
     Number                                      Description                                                    Page
     ------                                      -----------                                                    ----

Exhibit 31.1  Certification by the President and CEO Pursuant
                     to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a)
                     or 15d-14(a) under the Securities Exchange Act of 1934...................................   17

Exhibit 31.2  Certification by the Senior Vice President and CFO Pursuant
                     to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a)
                     or 15d-14(a) under the Securities Exchange Act of 1934...................................   18

Exhibit 32.1  Certification Pursuant to 18 U.S.C. Section 1350,
                     as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                     Act of 2002 - President and CEO..........................................................   19

Exhibit 32.2  Certification Pursuant to 18 U.S.C. Section 1350,
                     as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                     Act of 2002 - Senior Vice President and CFO..............................................   20

