Form 10QSB
period 2004-12-31
CHURCH LOANS & INVESTMENTS TRUST
filed 2005-02-14
CIK 20199

                                       U.S. Securities and Exchange Commission

                                               Washington, D.C.  20549

                                                     ----------

                                                     FORM 10-QSB

                                       [x] QUARTERLY REPORT UNDER SECTION 13
                                         OR 15(d) OF THE SECURITIES EXCHANGE
                                                    ACT OF 1934
                                 For the quarterly period ended December 31, 2004

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

                                          CHURCH LOANS &INVESTMENTS TRUST

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

                                                     ----------

Check  whether  the issuer (1) has filed all reports  required  to be filed by Section 13 or 15(d) of the  Exchange
Act during the past 12 months (or for such shorter  period that the  registrant was required to file such reports),
and (2) has been subject to such filing requirements for the past 90 days.     Yes ___X___  No _____

As of December 31, 2004, 10,217,094 shares of the Registrant's shares of beneficial interest were outstanding.

Transitional Small Business Disclosure Format (check one) Yes  _____  No  ___X___

                                                       INDEX

                                                                                                               Page
                                                                                                               ----

Part I.       Financial Information

Item 1:       Financial Statements:

              Condensed Balance Sheets (unaudited) at December 31, 2004
                  and March 31, 2004...........................................................................   1

              Condensed Statements of Income (unaudited) for the three-month and
                  nine-month periods ended December 31, 2004 and 2003..........................................   2

              Condensed Statements of Cash Flows (unaudited) for the nine-month

Part II.      Other Information

..

                                         CHURCH LOANS &INVESTMENTS TRUST
                                         (A Real Estate Investment Trust)

                                           PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
                                       Condensed Balance Sheets (Unaudited)
                                       December 31, 2004 and March 31, 2004
                                                      ASSETS
                                                                                December 31, 2004   March 31, 2004
                                                                                -----------------   ---------------

CASH AND CASH EQUIVALENTS                                                       $         50,311   $         264,942

RECEIVABLES
     Mortgage loans and church bonds - performing                                     37,265,332          32,228,226
     Interim construction loans - performing                                          18,484,931           8,705,791
     Nonperforming mortgage loans, church bonds
         and interim construction loans                                                1,730,241           3,261,381
     Less: Allowance for credit losses                                                (1,733,249)         (1,733,249)
                                                                                ----------------   -----------------
                                                                                      55,747,255          42,462,149
     Accrued interest receivable                                                         310,230             240,523
     Notes receivable                                                                     46,100             111,753
                                                                                ----------------   -----------------

                  Net receivables                                                     56,103,585          42,814,425
                                                                                ----------------   -----------------

PROPERTY AND EQUIPMENT, net                                                              223,704             214,243

OTHER REAL ESTATE OWNED                                                                1,180,618           1,328,832

OTHER ASSETS                                                                              78,653               7,446
                                                                                ----------------   -----------------

TOTAL ASSETS                                                                    $     57,636,871   $      44,629,888
                                                                                ================   =================

                                       Liabilities and Shareholders' Equity

LIABILITIES
     Notes payable and line of credit:
         Related parties                                                        $      3,760,546   $       1,296,692
         Other                                                                        20,279,160          15,382,691
                                                                                ----------------   -----------------
                                                                                      24,039,706          16,679,383
     Accrued interest payable                                                                 -               44,366
     Federal income tax payable                                                               -               37,553
     Dividends payable                                                                 2,145,590                  -
     Other                                                                             1,286,511             835,313
                                                                                ----------------   -----------------

                  Total liabilities                                                   27,471,807          17,596,615
                                                                                ----------------   -----------------

SHAREHOLDERS' EQUITY
     Shares of beneficial interest, no par value; authorized shares unlimited, 10,223,690 and 8,986,208 shares issued at
         December 31, 2004 and March 31, 2004, respectively                           29,762,291          26,245,401
     Undistributed net income                                                            419,263             804,362
     Treasury shares, at cost (6,596 shares)                                             (16,490)            (16,490)
                                                                                ----------------   -----------------

                  Total shareholders' equity                                          30,165,064          27,033,273
                                                                                ----------------   -----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $     57,636,871   $      44,629,888
                                                                                ================   =================

                         These financial statements should be read only in connection with the accompanying notes to condensed financial statements

                                         CHURCH LOANS &INVESTMENTS TRUST
                                         (A Real Estate Investment Trust)
                                    Condensed Statements of Income (Unaudited)
                                     Three-month and nine-month periods ended
                                            December 31, 2004 and 2003

                                                       Three-month periods ended           Nine-month periods ended
                                                             December 31,                        December 31,
                                                         2004             2003             2004              2003
                                                         ----             ----             ----              ----

INTEREST INCOME AND FEES
    Interest and fees on mortgage
      loans, church bonds, and
      interim construction loans                   $    1,647,224    $    1,021,745   $    3,497,815    $    3,200,001
    Interest on temporary
       investments                                               -           25,553                 -          330,560
                                                   ----------------  --------------   ----------------  --------------

       Total interest income and fees                   1,647,224         1,047,298        3,497,815         3,530,561

INTEREST EXPENSE                                          215,013           209,563          472,417           665,177
                                                   --------------    --------------   --------------    --------------

       Net interest income                              1,432,211           837,735        3,025,398         2,865,384
                                                   --------------    --------------   --------------    --------------

OTHER INCOME, including gain
    on sale of other real estate owned
    of $14,296 and $107,643 in 2004
    and 2003, respectively                                 12,885            15,292          128,090           150,834

OTHER OPERATING EXPENSES
    General and administrative                            296,350           231,076          726,016           660,371
    Board of Trust Managers' fees                          13,200            13,773           38,400            42,783
                                                   --------------    --------------   --------------    --------------

          Total other operating expenses                  309,550           244,849          764,416           703,154
                                                   --------------    --------------   --------------    --------------

          Income before provision
              for taxes                                 1,135,546           608,178        2,389,072         2,313,064

PROVISION FOR INCOME TAXES                                       -            2,876                 -            2,876
                                                   ----------------  --------------   ----------------  --------------

NET INCOME                                         $    1,135,546    $      605,302   $    2,389,072    $    2,310,188
                                                   ==============    ==============   ==============    ==============

WEIGHTED AVERAGE NUMBER
    OF SHARES OUTSTANDING                              10,217,094         7,034,458        9,794,261         7,012,105
                                                   ==============    ==============   ==============    ==============

NET INCOME PER SHARE                                   $0.11              $0.09            $0.24             $0.33
                                                       =====              =====            =====             =====
DIVIDENDS PER SHARE                                    $0.21              $  -             $0.28             $0.11
                                                       =====              =====            =====             =====

                       These financial statements should be read only in connection with the accompanying notes to condensed financial statements.

                                         CHURCH LOANS &INVESTMENTS TRUST
                                         (A Real Estate Investment Trust)
                                  Condensed Statements of Cash Flows (Unaudited)
                                Nine-month periods ended December 31, 2004 and 2003

                                                                                           Nine-month periods
                                                                                           ended December 31,
                                                                                          2004             2003
                                                                                          ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                     $   2,389,072    $    2,310,188
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation                                                                         860                -
         Amortization of loan discounts                                                   (17,649)          (19,228)
         Gain on sale of other real estate                                                (14,296)         (107,643)
         Changes in:
           Accrued interest receivable                                                    (69,707)          161,887
           Accrued interest payable                                                       (44,366)          (48,677)
           Other liabilities                                                              349,467           (17,316)
           Federal income taxes payable                                                   (37,553)               -
           Other, net                                                                     (71,207)           28,003
                                                                                    -------------    --------------
                  Net cash provided by operating activities                             2,484,621         2,307,214
                                                                                    -------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in mortgage and interim construction
       loans and church bonds                                                         (30,841,899)      (19,569,218)
     Payments received on mortgage and interim
       construction loans and church bonds                                             17,809,442        26,508,274
     Purchases of property and equipment                                                  (10,321)         (205,141)
     Advances of notes receivable                                                              -            (30,151)
     Payments received on notes receivable                                                 65,653           181,100
     Proceeds from sale of other real estate                                               29,241           360,112
                                                                                    -------------    --------------
                  Net cash provided (used) by investing activities                    (12,947,884)        7,244,976
                                                                                    -------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Borrowings on notes payable                                                       33,194,601        23,406,322
     Principal payments on notes payable                                              (25,834,278)      (35,757,561)
     Cash received from issuance of shares of beneficial interest,
       net of issuance costs                                                            3,516,890         3,916,874
     Cash dividends paid                                                                 (628,581)         (770,088)
     Other                                                                                     -           (224,337)
                                                                                    -------------    --------------
                  Net cash provided (used) by financing activities                     10,248,632        (9,428,790)
                                                                                    -------------    --------------
                  Increase (decrease) in cash and cash equivalents                       (214,631)          123,400
CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                                                  264,942           273,432
                                                                                    -------------    --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $      50,311    $      396,832
                                                                                    =============    ==============

Supplemental disclosure of cash flow information
     Cash paid during the period for interest                                       $     516,783    $      713,854
                                                                                    =============    ==============
     Real estate acquired through foreclosure                                       $          -     $      148,214
                                                                                    =============    ==============
     Mortgage loan issued in connection with sale of other real estate              $     235,000    $           -
                                                                                    =============    ==============
     Cash paid for income taxes                                                     $      37,553    $           -
                                                                                    =============    ==============
     Dividends declared, not paid                                                   $   2,145,590    $           -
                                                                                    =============    ==============
                                              - 3 -

                                         CHURCH LOANS &INVESTMENTS TRUST
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

NOTE 2 - WEIGHTED AVERAGE INTEREST RATES

Weighted average interest rates and net interest rate margins at December 31, 2004 and 2003, were as follows:

                                            Mortgage and interim
                                            construction loan and              Total           Net interest
                                            church bond portfolio          indebtedness         rate margin
                                            ---------------------          ------------         -----------

         December 31, 2004                          7.12%                    4.29%                2.83%
         December 31, 2003                          7.23%                    3.00%                4.23%

NOTE 3 - CONTRACTUAL MATURITIES

Scheduled  principal  payments on mortgage  loans,  church bonds and interim  construction  loans and  indebtedness
(including  notes  payable)  outstanding at  December 31,  2004, for the five  twelve-month  periods  subsequent to
December 31, 2004, follow:

                  Twelve-month period                Mortgage loans, church bonds
                  ending December 31,               and interim construction loans            Indebtedness
                  -------------------               -------------------------------           ------------

                      2005                                 $    20,639,741                   $    24,039,706
                      2006                                       2,172,504                                -
                      2007                                       2,221,523                                -
                      2008                                       2,202,031                                -
                      2009                                       2,245,802                                -

                                         CHURCH LOANS &INVESTMENTS TRUST
                                         (A Real Estate Investment Trust)
                                Notes to Condensed Financial Statements (Unaudited)

NOTE 4 - MORTGAGE LOANS, CHURCH BONDS AND INTERIM CONSTRUCTION
         LOANS

Mortgage  loans,  church  bonds  and  interim  construction  loans  on  which  the  accrual  of  interest  had been discontinued  amounted to $1,730,241 and $3,159,460 at  December 31,  2004 and 2003,  respectively.  If interest on these mortgage loans,  church bonds and interim  construction  loans had been accrued as earned,  interest and fees on loans in the  accompanying  condensed  statements  of income that would have been  recorded  under the  original terms  amounted to  approximately  $196,000 and $234,000 for the  nine-month  periods  ended  December 31, 2004 and
2003,  respectively.  Interest  income  actually  recognized  during 2004 and 2003 was  approximately  $648,000 and
$102,000,  respectively.  The increase in interest  income can be  attributed  to the pay-off of a loan  previously carried on a nonaccrual basis resulting in the recognition of approximately $578,000 in interest income.

NOTE 5 - SECURITIES OFFERING

The Trust filed Form S-11, a Registration  Statement,  (the Statement) with the Securities and Exchange  Commission indicating the Trust's intent to offer 7,000,000  additional  shares at a price of $3.00 per share.  The purpose of this offering was to raise  additional  capital in order for the Trust to make  additional  mortgage loans and as a result,  to further grow the Trust.  The effective date of the  registration  was August 14, 2003. In addition,  on various dates  subsequent to August 15,  2003, the offering  became  effective in various  states.  Sales of shares ceased as of August 14, 2004,  and as of such date,  the Trust had sold and issued an additional  3,216,288  shares during this  offering,  resulting in an increase of  $9,137,250,  net of issuance  costs  $495,709,  in the Trust's shareholder equity.

                  This information is an integral part of the accompanying financial statements.

                                         CHURCH LOANS &INVESTMENTS TRUST
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

    o     Competition in the business of making loans to churches;
    o     A decline in the general economic conditions;
    o     A decline in real estate values thereby  affecting the value of the collateral  securing the loans made by the Trust;
    o     A rise in interest  rates  resulting in higher cost of funds to the Trust prior to the  re-pricing  of the loans owing to the Trust;
    o     Inability of the Trust to borrow funds and at reasonable rates of interest;
    o     General risks of lending;
    o     Change in federal or state laws affecting the Trust's operations;
    o     Loss of critical management; and
    o     Other risks.

These risks and  uncertainties  are not  intended to be  exhaustive  and should be read in  conjunction  with other cautionary statements made herein.

Critical Accounting Policies

Our  accounting and reporting  policies are in accordance  with  accounting  principles  generally  accepted in the
United  States of  America.  Our  significant  accounting  policies  are  described  in the notes to the  financial statements.  Certain accounting  policies require management to make significant  estimates and assumptions,  which have a material  impact on the  carrying  value of certain  assets and  liabilities,  and we  consider  these to be critical accounting  policies.  The estimates and assumptions used are based on historical  experience,  as well as other factors,  which  management  believes to be reasonable under the  circumstances.  Actual results could differ significantly  from these  estimates and  assumptions,  which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and results of operations for the reporting periods.

We believe that the following critical accounting  policies require the most significant  estimates and assumptions that are particularly susceptible to a significant change in the preparation of our financial statements.

                                          CHURCH LOANS &INVESTMENTS TRUST
                                         (A Real Estate Investment Trust)

Item 2. Managements' Discussion and Analysis or Plan of Operation (Continued)

Revenue  Recognition.  We accrue interest income as it is earned,  except for loans placed on nonaccrual.  All past due loans are reviewed  monthly by  management  and the Audit  Committee.  A past due loan is evaluated  based upon the payment  history,  opinion of the ultimate  collectibility  of the principal and interest and other  experience factors.  The accrual of interest is  generally  discontinued  on loans and church bonds more than 60 days past due unless  the  credit is well  secured  and in process  of  collection.  In all cases,  loans and bonds are placed on nonaccrual or charged-off at an earlier date, if collection of principal or interest is considered doubtful.

Once a loan is placed on  non-accrual,  the loan will be classified  as either "cash basis" or "capital  recovery."
A loan is typically  classified as "cash basis" if the Audit Committee believes,  based upon several factors,  that there is a strong  likelihood  that the principal of the loan will be recovered,  but is concerned  that all of the interest may not be recovered.  If a loan is  classified  as "cash  basis," then payments  received will be applied to  interest  first and then to  principal.  A loan is  typically  classified  as "capital  recovery"  if the Audit
Committee  believes,  based upon  several  factors,  that there is a strong  likelihood  that we may not be able to recover all of the principal  balance of the loan.  In the event that a loan is  classified as "capital  recovery,"
then payments received are applied to principal first and then to interest.

The actual  decision to place a loan on non-accrual  and the  classification  of the loan as either "cash basis" or
"capital recovery" is made by the Audit Committee with input from management.

Nonaccrual  status loans are returned to an accrual status when in the opinion of the Audit  Committee,  based upon input from  management,  that such action is warranted  based upon the passing of a sufficient  time period  during which the principal and interest have become current and remain current and,  therefore,  the loan,  both principal and interest, is anticipated to be fully collectible.

Allowance  for Loan Loss.  The Audit  Committee  reviews the  allowance  for loan loss at the end of each  quarter.
The  provision  for losses is based on an amount that is  adequate,  in the opinion of the Audit  Committee,  based upon input from management,  to absorb losses inherent in the existing  portfolio.  The evaluation,  which includes a review of all loans on which full  collection  may not be  reasonably  assumed,  considers  among other  factors, general economic conditions,  the fair market value or estimated net realizable value of the underlying  collateral securing the loan,  past  experience,  trends in loan  delinquency  and other factors that warrant  recognition  in providing for an adequate  allowance to absorb inherent  losses.  The evaluation by the Audit Committee  includes a review of a quarterly  grading  methodology  performed by management on all past-due  loans.  The Audit  Committee, based upon its evaluation  and review,  then makes a  recommendation  to the full Board of Trust Managers as to the recommended  amount of the loan loss reserve.  The Board of Trust Managers,  based upon the  recommendation  of the
Audit Committee, establishes the amount of the allowance for loan loss and any adjustments to such allowance.

Other  Real  Estate  Owned.  Other  real  estate  owned  (OREO)  represents  property  acquired  as a  result  of a foreclosure  of a  mortgage  note(s)  held by the  Trust.  OREO is  recorded  at  estimated  fair  value at date of foreclosure,  establishing  a new cost  basis.  After  foreclosure,  OREO is carried  at the lower of the  carrying amount or estimated fair value minus  estimated cost to sell.  Impairment  losses are charged to operations.  Costs of the foreclosure, insurance and other costs associated with carrying the property is expensed.

                                         CHURCH LOANS &INVESTMENTS TRUST
                                         (A Real Estate Investment Trust)

Item 2.  Managements' Discussion and Analysis or Plan of Operation (Continued)

Management  has discussed our critical  accounting  policies and the  development,  selection and disclosure of the estimates and  alternatives  with the Audit Committee of the Board of Trust Managers and obtained their approval of the applicable disclosures contained in this report.

Overview

The Trust was founded in May of 1959 and was  organized to assist  churches  with the  financing  of purchases  and construction  of church  facilities.  The Trust has also made loans for the financing of assisted  living  centers.
Although we were  originally  organized  under the corporate  structure,  we  reorganized  in 1963 as a real estate investment  trust in order to take advantage of the favorable  provisions of the federal tax law applicable to real estate investment trusts.

Our loan portfolio  consists  primarily of loans to churches and is comprised of both  permanent  loans and interim construction  loans.  Although,  we have  purchased  existing  loans  from other  lenders,  our  primary  operating strategy  is to  originate,  either  through  mortgage  loan  brokers,  church bond  broker-dealers  or directly to churches,  mortgage loans secured by a first mortgage  against the church's  buildings and related  facilities.  We rarely,  if ever, sell a loan and,  therefore,  we intend to hold our loan portfolio to maturity.  Our underwriting standards normally include compiled,  reviewed or audited financial  statements  depending on the size of the loan, a fair market  value  appraisal  prepared by an  independent  appraiser,  a first  mortgage on the  property of the church  insured by a title  insurance  policy  issued by a national  title  company,  applicable  fire and extended casualty  insurance on the  collateral  and such other  requirements  as determined by management on a case by case basis. Also, as part of our due diligence,  management  normally makes,  prior to funding,  an onsite inspection of the property that is to secure the loan.

Originally,  our Declaration of Trust required a debt-to-value  ratio of not greater than 66 2/3%.  However, at our annual  meeting  of  shareholders  held on July 16,  2004,  the  shareholders  approved  an  Amended  and  Restated
Declaration of Trust that raised the debt-to-value  ratio to 85% unless  substantial  justification  exists because of the presence of other  underwriting  criteria.  Most of our present loans were made based upon the prior 66 2/3%
debt-to-value ratio.

On August 14, 2003, we registered an additional  7,000,000 shares of beneficial  interest in the Trust with the SEC and began  sales of such  shares in  December  2003.  Such sales  continued  until  August 14,  2004.  During  this offering,  we sold an additional 3,216,288 shares resulting in an increase of $9,137,250,  net of issuance costs of
$495,709,  in our  shareholder  equity.  This was the first  offering of  additional  shares by the Trust since our initial offering.

The sale of  additional  shares  resulted in dilution of net income per share.  Dilution of $.03 per share and $.10 per share resulted during the three-month and nine-month periods ended December 31, 2004, respectively.

Management is  aggressively  pursuing  quality new loans,  both interim and  permanent.  This is evident by the 36%
increase in our loan portfolio during the nine-month  period ended  December 31,  2004. This increase in performing mortgage loans, church bonds and interim  con-struction loans resulted in a significant  increase in net income for the three-month period ended December 31, 2004.

                                         CHURCH LOANS &INVESTMENTS TRUST
                                         (A Real Estate Investment Trust)

Item 2.  Managements' Discussion and Analysis or Plan of Operation (Continued)

Results of  Operations--Three-month  period ended December 31, 2004 as compared to three-month period ended December
31, 2003

Our revenues are derived from interest  income earned on loans as well as, to a lesser degree,  interest  earned on church bonds and short-term  investments.  During the three-month  period ended December 31, 2004,  interest income and fees increased by $599,926  (57%) over the  three-month  period ended  December 31, 2003.  Interest and fees on mortgage loans,  church bonds and interim loans increased during the three-month  period ended December 31, 2004 as compared  to the  three-month  period  ended  December  31,  2003,  by  $625,479  or  61%.  Interest  on  temporary investments decreased during the period by $25,553.

Significantly  contributing  to this  increase in  interest  income and fees during the  three-month  period  ended
December  31, 2004 was the pay-off of a loan  previously  carried on a nonaccrual  basis.  The pay-off of this loan on October 5, 2004 resulted in the recognition of $578,308 in interest  income.  This one item represents  interest income of almost $.06 per share.

Net interest  income for the  three-month  period ended  December  31, 2004 as compared to the  three-month  period ended December 31, 2003 increased from $837,735 to  $1,432,211,  an increase of $594,476  (71%).  This increase was primarily  attributable  to the  increase in interest  income and fees.  The  increase in interest  income and fees during the  three-month  period ended  December 31, 2004 as compared to the  three-month  period ended December 31,
2003 was slightly  offset by an increase in our debt  expense.  This increase in our debt expense was the result of an increase in interest  rates on our debt and an  increase  in our total debt  outstanding.  The average  interest rate on our debt  increased  from 3.00% as of December 31, 2003 to 4.29% as of December 31, 2004.  This increase in interest  rates  charged on our debt  coupled  with an  increase in our  outstanding  debt from  $20,019,475  as of
December  31, 2003 to  $24,039,706  as of December  31, 2004  resulted in a slight  increase in debt  expense  from
$209,563  for the  three-month  period  ended  December  31,  2003 to $215,013  for the  three-month  period  ended
December 31, 2004, an increase of $5,450 or 3%.

The average  interest rate on our loans and church bonds decreased from 7.23% as of  December 31,  2003 to 7.12% as of December 31, 2004.  This  decrease in the rates we earned on our  portfolio of loans and church bonds was offset by a substantial increase in performing mortgage loans, church bonds and interim construction loans.

Our performing  interim loans  increased from $8,456,036 as of December 31, 2003, to $18,484,931 as of December 31,
2004.  Our performing  mortgage  loans and church bonds also increased from  $35,513,043 as of December 31, 2003 to
$37,265,332 as of December 31, 2004.  Non-performing  loans  decreased  from  $3,159,460 as of December 31, 2003 to
$1,730,241 as of December 31, 2004. Total performing and  non-performing  mortgage loans,  church bonds and interim loans increased from $47,128,539 as of December 31, 2003 to $57,480,504 as of December 31, 2004.

Our net income for the three-month  period ended December 31, 2004 was $1,135,546 ($.11 per share),  an increase of
$530,244  (88%) as compared to the  three-month  period ended  December 31,  2003.  This increase was  attributable primarily  to the  increase in net interest  income.  As  discussed  above,  net  interest  income  increased  from
$837,735 for the three-month

                                          CHURCH LOANS &INVESTMENTS TRUST
                                         (A Real Estate Investment Trust)

Item 2.  Managements' Discussion and Analysis or Plan of Operation (Continued)

period ended  December 31, 2003 to $1,432,211  for the  three-month  period ended December 31, 2004, an increase of
$594,476 (71%).  Other income  decreased  slightly from $15,292 for the three-month  period ended December 31, 2003 to $12,885 for the three-month period ended December 31, 2004, a decrease of $2,407.

General and  administrative  expenses increased from $231,076 for the three-month period ended December 31, 2003 to
$296,350 for the three-month period ended December 31, 2004, an increase of $65,274 or 28%.

As previously  reported,  we registered 7,000,000 additional shares of beneficial interest in the Trust pursuant to a  Registration  Statement on SEC Form S-11,  which became  effective  with the SEC on August 14, 2003. The sale of those  additional  shares  ended on August 14,  2004.  During the  registration,  we sold and issued an  additional
3,216,288 shares, resulting in an increase of $9,137,250, net of issuance costs, in shareholders' equity.

Net income per share for the  three-month  period  ended  December  31, 2004 was $.11 per share as compared to $.09 per share for the  three-month  period ended  December 31,  2003.  Although net income per share was higher for the three-month  period ended December 31, 2004 as compared to the  three-month  period ended  December 31, 2003,  this increase  was  offset by the  dilution  of  earnings  per share due to the  issuance  of the  additional  shares as discussed  above.  Assuming the number of shares  outstanding  had not changed from  December 31, 2003 and that the net income would have remained the same as that reported for the  three-month  period ended December 31, 2004, then the net income per share for the  three-month  period  ended  December  31,  2004 would have been  almost  $.14 per share.  Therefore,  the  additional  shares  resulted  in a dilution  of  earnings  of almost $.03 cents per share.
However,  we believe that the availability of the additional  capital provided by the sale of the additional shares contributed to the increase in net income obtained during the three-month period ended December 31, 2004.

Results of  Operations--Nine-month  period  ended  December  31,  2004 as compared to the  nine-month  period  ended
December 31, 2003

During the  nine-month  period ended December 31, 2004,  total  interest  income and fees decreased by $32,746 (1%)
compared to the  nine-month  period ended  December 31, 2003.  This  decrease  was  primarily  attributable  to the unusually high amount of interest earned on temporary  investments  during the nine-month period ended December 31,
2003 in the amount of $330,560.  By contrast,  there was no interest  earned on  temporary  investments  during the nine-month period ended December 31, 2004.

Had it not been for the  extraordinary  interest  earned on temporary  investments  of $330,560 for the  nine-month period ended December 31, 2003,  total interest  income and fees for the nine-month  period ended December 31, 2004 as compared to the nine-month period ended December 31, 2003 would have increased by $297,814 or 9%.

                                         CHURCH LOANS &INVESTMENTS TRUST
                                         (A Real Estate Investment Trust)

Item 2.  Managements' Discussion and Analysis or Plan of Operation (Continued)

Although total interest  income and fees  decreased  slightly for the nine-month  period ended December 31, 2004 as compared to the same period  ended  December  31,  2003,  interest  and fees on mortgage  loans,  church  bonds and interim  construction  loans  increased  during the  nine-month  period ended  December 31, 2004 as compared to the nine-month period ended December 31, 2003 by $297,814, an increase of 9%.

The three major  components  of interest and fees are  interest on mortgage  loans,  interest on interim  loans and commitment  fees.  Interest  income on  mortgage  loans for the  nine-month  period  ended  December  31,  2004 was
$2,392,706 as compared to $2,195,377  for the  nine-month  period ended  December 31, 2003, an increase of $197,329 or 9%.  Interest on interim  loans for the  nine-month  period ended  December 31, 2004 was $566,392 as compared to
$526,696 for the  nine-month  period ended  December 31, 2003.  This  represents  an 8% increase.  Commitment  fees earned during the nine-month  period ended  December 31, 2004 as compared to the  nine-month  period ended December
31, 2003, increased by $26,090.

As  mentioned  above,  interest  earned on temporary  investments  was  $330,560  for the  nine-month  period ended
December 31, 2003 as compared to $0 for the nine-month  period ended  December 31,  2004. The interest on temporary investments  was  attributable  to the sale or payment  of church  bonds  held by the trust  during the  nine-month period ended December 31, 2003.

The  increase in interest  income and fees for the  nine-month  period ended  December 31,  2004 as compared to the nine-month  period ended  December 31, 2003 was offset by a decrease in the interest  rates on our loan  portfolio.
As mentioned  above,  the average  interest rate on our loans and church bonds  decreased from 7.23% as of December
31, 2003 to 7.12% as of December 31, 2004.

Our net income for the nine-month  period ended December 31, 2004, was  $2,389,072,  an increase of $78,884 (3%) as compared to the  nine-month  period ended  December 31,  2003.  This  increase  was  primarily  attributable  to an increase in net interest  income.  Net interest income  increased from  $2,865,384 for the nine-month  period ended
December 31, 2003,  to  $3,025,398  for the  nine-month  period  ended  December 31, 2004,  an increase of $160,014
(6%).  This  increase in net  interest  income was the result of the  $297,814  increase  in  interest  and fees on mortgage  loans,  church bonds and interim  construction  loans as discussed  above and a $192,760  decrease in our debt  expense for the  nine-month  period  ended  December  31, 2004 as compared  to the  nine-month  period  ended
December 31, 2003.  The  increase in net  interest  income  caused by the increase in interest and fees on mortgage loans,  church  bonds and interim  construction  loans and the  decrease in debt expense was offset by the $330,560 decrease in interest on temporary investments.

Had it not been for the  extraordinary  amount of interest on temporary  investments  during the nine-month  period ended December 31, 2003 (i.e.,  $330,560),  net interest  income for the nine-month  period ended December 31, 2004 would have been $490,574 higher than the net interest  income for the nine-month  period ended December 31, 2003, a
19% increase.

                                         CHURCH LOANS &INVESTMENTS TRUST
                                         (A Real Estate Investment Trust)

Item 2.  Managements' Discussion and Analysis or Plan of Operation (Continued)

Our debt expense for the  nine-month  period  ended  December 31, 2004 was $472,417 as compared to $665,177 for the nine-month  period ended  December 31, 2003, a decrease of $192,760 or 29%.  This  decrease was  primarily a result of lower borrowings on our line of credit  agreement due to the availability of additional  capital provided by the sale of new shares.

Other income  decreased  from  $150,834 for the  nine-month  period  ended  December 31, 2003,  to $128,090 for the nine-month  period ended  December 31, 2004, a decrease of $22,744  (15%).  Other income is primarily the result of the sale of property acquired by us through a foreclosure of a non-performing loan.

Non-performing  loans,  church  bonds and interim  loans  decreased  from  $3,159,460  as of  December  31, 2003 to
$1,730,241  as of December  31,  2004,  a decrease of  $1,429,219.  The accrual of interest on these loans has been discontinued.  If interest on these  mortgage  loans,  church  bonds and interim  loans had been accrued as earned, interest and fees on loans would have been  increased  by  approximately  $196,000 and $234,000 for the  nine-month periods ended December 31, 2004 and 2003,  respectively.  Interest  income actually  recognized was  approximately
$648,000 and $102,000 for the nine-month periods ended December 31, 2004 and 2003, respectively.

General and  administrative  expenses  increased from $660,371 for the nine-month period ended December 31, 2003 to
$726,016  for the  nine-month  period  ended  December 31, 2004,  an increase of $65,645  (10%).  This  increase is primarily  attributable  to  increases  in  expenses  (insurance,  maintenance  and legal)  related to real  estate acquired through foreclosure or securing loans in default,  printing expenses relating to the additional  materials provided to  shareholders  for the purpose of amending our Declaration of Trust and Bylaws at the annual meeting of shareholders in July of 2004 and travel expenses, much of which will be reimbursed.

Although  net income was  slightly  higher for the  nine-month  period  ended  December 31, 2004 as compared to the nine-month  period ended December 31, 2003,  net income per share  decreased from $.33 per share for the nine-month period  ended  December  31,  2003 to $.24 per share for the  nine-month  period  ended  December  31,  2004.  This decrease  was the result of the dilution of our  earnings  per share due to the  issuance of  additional  shares as discussed  above.  Assuming that the number of shares  outstanding  had not changed from December 31, 2003 and that net income would have remained the same as that reported for the nine-month  period ended  December 31, 2004,  then the net income per share for the nine-month period ended December 31, 2004 would have been  approximately  $.34 per share.  Therefore,  the  additional  shares  resulted in a dilution of  earnings of  approximately  $.10 per share.
However,  as mentioned  above, we believe that the  availability of the additional  capital provided by the sale of the  additional  shares  contributed  to the increase in net income  obtained  during the  nine-month  period ended
December 31, 2004.

Financial Condition--December 31, 2004 as compared to March 31, 2004

Our performing  mortgage loans and church bonds  increased from  $32,228,226 as of March 31, 2004 to $37,265,332 as of December 31, 2004.  Furthermore,  our portfolio of  performing  interim loans  increased  during the  nine-month period  ended  December  31, 2004 from  $8,705,791  to  $18,484,931,  an increase of  $9,779,140.  Mortgage  loans, interim loans and church bonds held by us increased  from  $44,195,398  as of March 31, 2004 to  $57,480,504  as of
December 31, 2004, an increase of $13,285,106 (30%).

                                         CHURCH LOANS &INVESTMENTS TRUST
                                         (A Real Estate Investment Trust)

Item 2.  Managements' Discussion and Analysis or Plan of Operation (Continued)

Our liabilities,  excluding  dividends  payable,  increased from $17,596,615 as of March 31, 2004 to $25,326,217 as of  December 31,  2004. This increase was primarily  attributable to the increased  borrowing on our line of credit owing to the Amarillo National Bank in order to make additional loans.

Other real estate owned  decreased  from  $1,328,832  as of March 31, 2004 to  $1,180,618  as of December 31, 2004.
This  decrease  was the result of the sale of  property  previously  acquired  by the Trust by a  foreclosure  of a mortgage loan.

As mentioned  earlier,  on August 14, 2004, we concluded our offering of additional shares of beneficial  interest.
Through this offering,  we sold and issued an additional  3,216,288  shares resulting in an increase of $9,137,250, net of issuance  costs,  in shareholder  equity.  During the nine-month  period ended December 31, 2004, we sold an additional 1,237,482 shares resulting in an additional paid-in capital of $3,516,890, net of issuance costs.

Total  shareholder  equity  increased from $27,033,273 as of March 31, 2004 to $30,165,064 as of December 31, 2004,
an increase of $3,131,791 or 12%. This  increase is  attributable  to the sale of new shares during the  nine-month period ended December 31, 2004 and to an increase in undistributed net income.

Undistributed  net income as of December  31, 2004 was  $419,263  as compared to $804,362 as of March 31,  2004.  A dividend was declared at the December  2004 meeting of the Board of Trust  Managers for  shareholders  of record as of December 31, 2004.  This  dividend was $.21 per share or  $2,145,590  and is reported as a liability at December
31, 2004.

Liquidity and Capital Resources

Liquidity  is a  measurement  of our ability to meet  potential  cash  requirements,  including  the  repayment  of borrowings by us, fund loan  commitments,  maintain  investments and meet our general business  expenses and needs.
Additionally,  to maintain our status as a REIT under the Internal  Revenue  Code, we must  distribute  annually at least 90% of our REIT taxable income.

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

Our primary  sources of funds for liquidity  consist of cash reserves,  net cash provided by  operations,  payments received from the loans comprising our loan portfolio,  and funds available  through debt financing,  including our line of credit agreement with the Amarillo National Bank.

                                         CHURCH LOANS &INVESTMENTS TRUST
                                         (A Real Estate Investment Trust)

Item 2.  Managements' Discussion and Analysis or Plan of Operation (Continued)

Our level of liquidity  based upon cash and cash  equivalents  decreased by $214,631  during the nine-month  period ended  December  31,  2004.  However,  during this same  period,  we invested  $30,841,899  in mortgage and interim construction  loans using  available  cash of $214,631,  net  borrowings on our bank line of credit and Master Note agreements  in the amount of  $7,360,323,  net cash provided by operating  activities in the amount of  $2,484,621, principal  payments  received on our loan portfolio in the amount of $17,809,442,  other cash provided by investing activities  of  approximately  $84,573  and  cash  received  from the  issuance  of our  shares  in the  amount  of
$3,516,890.  The total  liquidity  available  to invest in mortgage and interim  construction  loans was reduced by
$628,581 paid in cash dividends during the nine-month period ended December 31, 2004.

All of our  indebtedness  is  generally  classified  as short term having  maturities  ranging  from "on demand" to maturities  repayable over various periods extending  through fiscal 2006. All of our debt obligations  outstanding as of  December  31,  2004,  in the amount of  $24,039,706,  will  mature in fiscal  2006.  These debt  obligations primarily  consist of our bank line of credit  and Master  Note  Agreements.  As of  December  31,  2004,  our loan agreement  with the Amarillo  National  Bank provided for a line of credit in the amount of  $25,000,000.  Although the bank  line of credit  matures  in fiscal  2006,  it is  anticipated  that the line of  credit  will be  renewed annually.  In the event that the bank  elects  not to renew the line of credit,  we may under the terms of the loan agreement  retire  the line of  credit  over a period of time,  not to exceed  five  years,  equal to the  weighted average remaining term of all of our real estate lien notes which are pledged to secure the bank line of credit.

At  December  31,  2004,  loans to us under  Master  Note  Agreements,  which are in  effect  demand  notes,  total
$15,769,706.  In the  past,  we have  utilized  our  bank  line of  credit  and the  principal  paid to us upon our outstanding loan portfolio in order to meet our maturing obligations.

Although  our cash and cash  equivalents  as of December  31,  2004 was only  $50,311,  the balance  which could be borrowed by us upon our bank line of credit was  $16,730,000.  The principal  payments  scheduled to be received by us upon our loan  portfolio for the  twelve-month  period  ending  December 31, 2005 and 2006 are  $20,639,741  and
$2,172,504,  respectively.  Assuming all of these  scheduled  principal  payments  are  received,  these  payments, together with the balance  available to us on our bank line of credit,  should provide us with sufficient  funds to meet our maturing  obligations  and fund loan  commitments  without the  necessity  of  borrowing  funds from other sources.

Based upon our success in obtaining  borrowings  in the past,  we are confident  that,  should it be necessary,  we will be able to obtain  additional bank financing in the future in sufficient  amounts for us to timely meet all of our obligations.

Should all the scheduled  principal payments upon loans not be received,  and should we be unable to borrow against our line of credit,  and should  borrowings  from other sources not be  available,  it would be necessary to sell a portion of our mortgage loan  portfolio in order for it to meet all of its financial  obligations.  At December 31,
2004, the principal  balance of our loan and church bond  portfolio was  $57,480,504,  net of unamortized  purchase discounts.  The  weighted  average  interest  rate on loans and church  bonds was 7.12% per  annum.  In view of the normal marketability of conventional loans, we might be required to discount a majority of these loans in

                                          CHURCH LOANS &INVESTMENTS TRUST
                                         (A Real Estate Investment Trust)

Item 2.  Managements' Discussion and Analysis or Plan of Operation (Continued)

order for them to be  attractive  for  purchase.  The  principal  amount of these  loans if  discounted  to yield a weighted  average  interest  rate of  12%,  14%  and  16%  would  be  $34,105,100,  $29,232,943,  and  $25,578,825, respectively.  There is no  assurance  that we would be able to sell all, or a portion of our  portfolio  of loans, in which  event,  it would be necessary to secure a loan,  or loans,  from a lender in order to meet our  financial obligations.  There is no  assurance  that we would be able to  secure a loan in such  instance.  We have sold only one of the loans in our mortgage loan portfolio and, therefore, we have limited experience in this area.

Principal  payments  scheduled  to be received  upon our  permanent  loan  portfolio,  if not used to fund new loan commitments,  would be used to reduce the  outstanding  indebtedness  of the Trust.  Should we use the  payments of principal  which shall be received upon our loan  portfolio to reduce our  outstanding  indebtedness,  our interest expense will  decrease.  In such  instance,  whether the decrease in the  interest  income will exceed,  or be less than,  the decrease in the interest  expense will largely be dependent  upon the prime rate of interest  prevailing at such time due to the fact that the interest to be earned upon our  mortgage  loan  portfolio is generally  based upon a fixed rate of interest or a variable rate of interest that periodically  reprices,  while the interest to be paid by us upon our outstanding  debts is directly,  or indirectly,  tied to the prime rate of interest  charged by major domestic banks.

As of December 31, 2004, a substantial  portion of the  promissory  notes  evidencing the loans made by us has been pledged to secure our bank line of credit.  Promissory  notes totaling  $20,104,213  were pledged  against the bank line of credit,  which had a total outstanding  balance of $8,270,000.  The required  collateral for this bank loan was  $9,097,000,  leaving  an excess of  promissory  notes  which have been  pledged  to secure  said bank notes of
$11,007,213.  These excess  promissory  notes may be  reassigned  by the bank to us to be sold in order to meet our financial  obligations.  Should it be  necessary,  in order to meet our financial  obligations,  these excess notes amounting to $11,007,213 and other  additional  promissory  notes in the approximate  amount of $37,376,291  (for a total amount of  $48,383,504)  would be available to be sold to meet our financial  obligations.  Should the excess promissory notes be assigned by the bank to us as heretofore  described,  the bank line of credit would continue to be secured by the required  ratio of notes  pledged to the principal  balance of the bank line of credit.  There is no assurance that we would be able to sell all, or any portion of, these notes.

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

                                         CHURCH LOANS &INVESTMENTS TRUST
                                         (A Real Estate Investment Trust)

Item 2.  Managements' Discussion and Analysis or Plan of Operation (Continued)

Inflation

At December 31, 2004, the weighted  average  interest rate on our mortgage loan and church bond portfolio was 7.12%
per annum  while the  weighted  average  interest  rate upon all our  borrowings  was 4.29% per  annum.  Although a majority of the loans  constituting  our loan portfolio have been made at variable rates of interest that generally reprice either daily, annually, or otherwise  periodically,  a portion of the loans constituting our loan portfolio have been made at fixed rates of interest and,  therefore,  are not subject to being increased or decreased  during the term of the  loan.  All of our  indebtedness  is  either  directly  or  indirectly  tied to the  prime  rate of interest  charged by major banking  institutions  and,  therefore,  is subject to  fluctuation.  During  periods of inflation,  the prime rate of interest charged by major banking institutions,  as well as the interest rate or cost of  borrowing  money  from any  lender,  generally  increases.  Consequently,  during an  inflationary  period  our interest  expense  would  increase.  Since our interest  income  would not increase as rapidly,  an increase in our interest  expense  would  decrease  our net  income.  However,  interest  income  should  subsequently  increase as variable rate loans reprice.  Should the amount of our loans and the amount of our  indebtedness  remain  constant, and should the weighted  average interest rate upon the  indebtedness  increase to approximately  17.02% per annum, the interest income and the interest expense of the Trust would be substantially equal.

On December 31, 2004, we renewed and extended our loan  agreement  with the Amarillo  National  Bank.  However,  at such  renewal,  the  agreement  was amended to provide for an interest  rate that adjusts as and when the one-month
London Interbank Offered Rates ("LIBOR")  changes.  However,  most of our loans are made on interest rates that are tied  to the  Wall  Street  Journal  Prime  Rate or a  similar  index  used by  major  U.S.  banking  institutions.
Therefore,  our cost of funds is tied to a  different  index  than the  index  used in our loan  portfolio.  In the event that the  one-month  LIBOR  increased  more rapidly than the U.S. bank prime rate used to adjust loans in our loan  portfolio or the U.S.  bank prime  decreased  more rapidly than the one-month  LIBOR,  then our interest rate spread  would shrink and our net income  would be reduced.  In the event that the U.S.  bank prime rate of interest used to  adjust  our loan  portfolio  increased  more  rapidly  than the  one-month  LIBOR or the  one-month  LIBOR decreased  more rapidly than the U.S. bank prime rate of interest,  then our interest  rate spread would  increase, thereby increasing our net income.

Our Master Note Agreements continue to be tied to the Wall Street Journal Prime Rate of Interest.

Off-Balance-Sheet Arrangements

We have no off-balance-sheet arrangements or commitments other than our normal loan commitments.

New Accounting Standards

We do not believe the adoption of any recently issued  pronouncements by the Financial  Accounting  Standards Board will have a significant impact on our financial statements.

                                          CHURCH LOANS &INVESTMENTS TRUST
                                         (A Real Estate Investment Trust)

Item 3.  Controls and Procedures

The Trust's  chief  executive  officer and its senior vice  president  are charged with making an evaluation of the
Trust's  disclosure  controls  and  procedures.   These  controls  and  procedures  are  designed  to  ensure  that information  required to be  disclosed  in reports  mandated by the  Securities  Exchange  Act of 1934 is recorded, communicated  to  management,  and  accurately  reported  within the  required  time  periods.  The  Trust's  chief executive  officer and senior vice  president  have  concluded,  based upon their  evaluation of these controls and procedures as of December 31, 2004, that the Trust's disclosure controls and procedures are effective.

There  have  been no  significant  changes  in the  Trust's  internal  controls  or in  other  factors  that  could significantly affect these controls subsequent to the date of their evaluation.

                                         CHURCH LOANS &INVESTMENTS TRUST
                                         (A Real Estate Investment Trust)

                                            PART II. OTHER INFORMATION

Item 6 Exhibits:

       Exhibit 31.1 -  Certification  of President  and CEO Pursuant to Section 302 of the  Sarbanes-Oxley  Act and
       Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

       Exhibit  31.2  -  Certification   of  Senior  Vice  President  and  CFO  Pursuant  to  Section  302  of  the
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

                                         CHURCH LOANS &INVESTMENTS TRUST

                                                     SIGNATURES

In accordance  with the  requirements  of the Exchange Act, the  registrant  has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          CHURCH LOANS &INVESTMENTS TRUST

DATE:                 2/14/2005                            BY:  /S/ BR MCMORRIES
      ------------------------------------------------         -----------------
                                                                B. R. McMorries, Chairman

DATE:                 2/14/2005                           BY:   /S/ KELLY ARCHER
      -----------------------------------------------         ------------------
                                                                Kelly Archer
                                                                President and Chief Executive Officer

                                         CHURCH LOANS &INVESTMENTS TRUST

                                                   EXHIBIT INDEX

     Exhibit
     Number                                      Description                                                    Page
     ------                                      -----------                                                    ----

Exhibit 31.1  Certification of President and CEO Pursuant
                     to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a)
                     or 15d-14(a) under the Securities Exchange Act of 1934...................................   21

Exhibit 31.2  Certification of Senior Vice President and CFO Pursuant
                     to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a)
                     or 15d-14(a) under the Securities Exchange Act of 1934...................................   22

Exhibit 32.1  Certification Pursuant to 18 U.S.C. Section 1350,
                     as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                     Act of 2002 - President and CEO..........................................................   23

Exhibit 32.2  Certification Pursuant to 18 U.S.C. Section 1350,
                     as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                     Act of 2002 - Senior Vice President and CFO..............................................   24

