Form 10KSB
period 2005-03-31
CHURCH LOANS & INVESTMENTS TRUST
filed 2005-06-29
CIK 20199

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File No. 08117

CHURCH LOANS & INVESTMENTS TRUST

(Name of small business issuer in its charter)

Texas	75-6030254

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5305 I-40 West, Amarillo, Texas	79106

(Address of principal executive offices)	(Zip Code)

(806) 358-3666
(Issuer’s telephone number)

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

Yes ☑ No ☐

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.☑

     Issuer’s revenues for its most recent fiscal year: $4,828,894.

     The aggregate market value of the voting stock held by non-affiliates of the registrant is $26,685,855 as of May 31, 2005.

     The number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2005 is 10,217,094 shares of beneficial interest.

Documents Incorporated by Reference:

     Exhibits 3(a) (Amended and Restated Declaration of Trust) and 3(b) (Amended and Restated Bylaws) included as an exhibit to the Trust’s Definitive Proxy Statement, Form DEF 14A, dated June 25, 2004, under File No. 000-08117 are incorporated by reference into the List of Exhibits, Item 13(a) of Part III.

     Transitional Small Business Disclosure Format (check one):

Yes ☐ No ☑

TABLE OF CONTENTS
FORM 10-KSB ANNUAL REPORT — 2005
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

$	Competition in the business of making loans to churches;

$	A decline in general economic conditions;

$	A decline in real estate values affecting the value of the collateral securing our loans;

$	A rise in interest rates resulting in higher cost of funds to us prior to the re-pricing of the loans owing to us;

$	Our inability to borrow funds and at reasonable rates of interest;

$	General risks of lending;

$	Change in federal or state laws affecting our operations;

$	Loss of critical management; and

$	Other risks.

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

Our line of credit owing to Amarillo National Bank matures on December 31, 2005. Failure to review or replace this line of credit arrangement could adversely affect our operations.

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

Our interim loans are normally made at rates of interest that change as the prime rate of interest changes. Most of our permanent mortgage loans are made at rates of interest that are fixed for a period of time, either one year, three years or five years, and then reprice based upon the prime rate of interest within certain interest rate caps provided in the loans. However, all of our debt is either directly or indirectly tied to the prime rate of interest charged by major domestic banks and is subject to the day-to-day fluctuation of the prime rate without any interest rate cap. As the prime rate of interest increases, causing an increase in our interest expense, our net income decreases for a period of time until the permanent mortgage loans reprice. Correspondingly, as the prime rate of interest decreases our interest expense would decrease and our net income would generally increase until the permanent mortgage loans reprice. In the event of a significant or rapid increase in the prime rate of interest, our interest expense could increase to an extent that we actually incurred a loss on our permanent mortgage loans until these loans could reprice. Even the repricing of these loans may not cure the deficit between the interest income on a loan and the interest expense incurred in carrying the loan if the prime rate of interest increases have exceeded the interest rate cap provided in the note. These factors could lower our net income or cause a net loss during periods of rising interest rates, which would negatively impact our financial condition, cash flows and results of operations and, correspondingly, the value of our shares.

General economic and financial conditions in mortgage and financial markets may negatively affect our results of operations.

The performance of our mortgage loan portfolio depends on, among other things:

$	the level of net interest income generated by our mortgage loans,

$	the market value of such mortgage loans, and

$	the supply of and demand for such mortgage loans.

In addition, the following factors cannot be predicted with any certainty:

$	prepayment rates,

$	interest rates,

$	borrowing costs and credit losses depend upon the nature and terms of the mortgage loans,

$	the geographic locations of the properties securing the mortgage loans,

$	conditions in financial markets,

$	the fiscal and monetary policies of the United States government and the Board of Governors of the Federal Reserve System,

$	international economic and financial conditions,

$	competition, and

$	other factors.

There are inherent general risks involved in investing in mortgage loans including risks related to the collateral securing the loan, prior liens, property taxes and costs to enforce the mortgages.

All real property investments are subject to some degree of risk. The mortgage loans in which we invest normally will not be insured or otherwise guaranteed by any institution or agency. In the event of a default by a borrower it may be necessary for us to foreclose our mortgage or engage in negotiations which may involve further outlays to protect our investment. The mortgages securing our loans may be or become, in some instances, subordinated to mechanics’ or materialmen’s liens or property tax liens. In these instances it may become necessary in order to protect a particular investment for us to make payments in order to maintain the current status of a prior lien or discharge it entirely. It is possible that the total amount recovered by us in these cases may be less than our total investment, resulting in a loss. In the event of a major loan default or several loan defaults resulting in losses, our profitability would be materially and adversely affected and our ability to pay dividends to our shareholders would be impaired.

Our lending decision is based upon an appraisal of the property to secure the loan which is made prior to the making of the loan. In the event of default, the actual value of the collateral securing the loan may differ. A decline in real estate values will adversely affect the value of our loans, the value of the mortgages securing our loans and the value of our Shares.

Originally, our Declaration of Trust required that our loans not exceed 66 2/3% of the value of the real estate securing the loan. At our annual shareholders’ meeting on July 16, 2004, the shareholders approved an Amended and Restated Declaration of Trust and Bylaws that raised the debt-to-value ratio to 85%. However, the determination of the value of the real estate securing the loan is based upon a real estate appraisal made near the time of the making of the loan. In the event of a default and the resulting foreclosure of the property securing a loan, the property may sell for more or less than the appraised amount. This difference may be the result of mistaken assumptions made by the appraiser or changes in market conditions since the time of the appraisal. We obtain an appraisal prior to making the loan to determine loan qualification. However, we do not normally obtain new appraisals or updates to the appraisals after the making of the initial loan.

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

It is generally our practice to discontinue the accrual of interest upon mortgage loans which are 60 days or more past due, and to discontinue the accrual of interest upon church bonds where the issuer of the bonds fails to make a semi-annual payment of principal or interest upon the bonds. At March 31, 2005, we had discontinued the accrual of interest upon mortgage loans and church bonds totaling $3,171,844. All payments which are received by us from churches upon mortgage loans or bonds where the accrual of interest has been discontinued is currently being applied to the reduction of the principal of the debt obligation of the church and not to the accrued interest.

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

As mentioned, most of our loans are made to churches. Churches are normally dependent on the contributions of its members to meet its obligations. If a borrowing church has a decline in membership or contributions, then it may not be able to timely make its payments to us. A church can experience a decline in membership or contributions as a result of:

$	a general economic decline in the community in which the church is located,

$	a specific economic decline that affects a significant number of the members of the church,

$	a conflict or division in the church that results in a loss of membership,

$	a withholding of members’ normal contributions, or

$	the loss of a popular pastor or minister of the church resulting in a significant loss of members and contributions.

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

We make construction loans primarily to churches that carry with them a higher degree of risk commensurate with construction loans, including: dealing with the general contractor and subcontractors, cost over-runs, mechanic and materialmen liens, local building and construction codes, construction delays, incomplete construction and weather. Any of these risks could result in a higher risk loan to our portfolio or even a default which in turn may result in a loss.

Ownership of our shares is restricted somewhat to insure our REIT qualification. Such restrictions could adversely affect the liquidity and marketability of such shares.

In order to insure our qualification as a REIT, our Bylaws prohibit any 5 persons, associations or corporations from owning more than 50% of our total outstanding shares. This restriction may eliminate some potential purchasers of our shares in any offering of shares and in the secondary market. Fewer buyers of shares in the secondary market will tend to adversely affect the price of shares in the secondary market.

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

Part I
Item 1

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

The period of duration of the Trust, unless dissolved in accordance with law, or by the consent of the owners of our shares of beneficial interest, is perpetual. We may be dissolved by the affirmative vote of not less than fifty percent of the owners of our outstanding shares.

The control and management of our properties, and all powers necessary or appropriate to effect any and all of the purposes for which we are organized, is vested in the Board of Trust Managers.

The number of shares of beneficial interest which we are authorized to issue is unlimited.

Part I
Item 1

We are qualified as a “real estate investment trust” under Sections 856-858 of the Internal Revenue Code of 1986 as amended (the “Internal Revenue Code” or “Code”). It is our intention to continue to qualify as a real estate investment trust under the Code.

We maintain an office located at 5305 I-40 West, Amarillo, TX 79106 (telephone 806/358-3666).

As mentioned above, we are primarily engaged in the business of making mortgage loans to churches and other nonprofit organizations and assisted living centers. Originally, our Declaration of Trust required a debt-to-value ratio of not greater than 66 2/3%. However, at our annual meeting of shareholders held on July 16, 2004, the shareholders approved an Amended and Restated Declaration of Trust and Bylaws that raised the debt-to-value ratio to 85% unless substantial justification exists because of the presence of other underwriting criteria. Most of our present loans were made based upon the prior 66 2/3% debt-to-value ratio. Although we have been primarily in the business of making long-term mortgage loans, during the past several years we have also been actively involved in making short-term interim or construction loans to finance the construction of church buildings, the construction of assisted living centers, the purchase of real estate, or the refinancing of existing indebtedness. Most of the interim loans presently being made are associated with bond offerings of churches and other nonprofit organizations and assisted living centers. These interim loans are scheduled to be repaid from the proceeds of the bond offerings.

We are not limited to the location of the property securing any loans in which we may invest and we seek to spread our investments in areas of the United States where favorable yields prevail.

As of March 31, 2005, we had 114 permanent and interim mortgage loans and investments in church bonds having a principal balance, net of allowance for credit losses, of $57,606,197, with the average principal amount thereof being $505,318. The interest rates on these loans vary from 5.15% to 12% per annum with the weighted average interest rate of mortgage loans and church bonds being 7.37% per annum at March 31, 2005. The original terms of these loans vary from one year to thirty years, with the majority being for a term of twenty years.

During the fiscal year ending March 31, 2005, our net income was $2,917,699, as compared to $2,828,761 in fiscal 2004, an increase of 3.14%. Such increase in our net income was due to an increase in our net interest income. Net interest income was higher in fiscal 2005 as compared to fiscal 2004 primarily due to an increase in loans held by us. This increase was offset by a decrease in our net interest rate margin from 3.79% for the fiscal year ending March 31, 2004 to 2.69% for the fiscal year ending March 31, 2005.

Our net income for each of the quarters during fiscal 2005 was as follows: first quarter-$541,281; second quarter-$712,246; third quarter-$1,135,546; and fourth quarter-$528,626.

Part I
Item 1

Net income for the third quarter was unusually high due to the full payment of a non-performing loan previously classified as non-accrual. The pay-off of this loan on October 5, 2004, resulted in the recognition of $578,308 in interest income.

Our operational expense increased from $999,874 during fiscal 2004 to $1,056,816 in fiscal 2005. Our operational expense included general and administrative expenses and compensation to members of the Board of Trust Managers.

During fiscal 2005, we advanced loan proceeds of $39,428,229 on 29 interim loans and 16 permanent loans. Most, if not all, of such loans bear interest at a variable rate varying from 1.5% to 2% per annum in excess of the prime rate of interest published by the Wall Street Journal and known as the “Wall Street Journal Prime.”

During fiscal 2005, we employed a total of 6 full time employees and employed, as needed, 3 additional part-time persons who worked on a contract basis.

The business conditions in which we operate have become more competitive in the past several years as more and more banks are re-entering the business of making loans to churches, especially the more desirable, less risky, church loans. If this trend continues, the rates and fees which we can charge may decrease. However, loan demand remains good as evidenced by the number of loan requests we receive and the number of loan commitments outstanding as of March 31, 2005.

At your request, we will provide you, without charge, a copy of any exhibits to this Annual Report on Form 10-KSB. If more information is needed, please call, write or e-mail us at:

Church Loans & Investments Trust
Attn: Mr. Kelly Archer
5305 I-40 West Amarillo, Texas 79106
Telephone: (806) 358-3666
E-mail: karcher@churchloans.com

Our fiscal year ends on March 31. We file annual, quarterly and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Furthermore, our SEC filings are also available to the public at the SEC maintained internet site at http://www.sec.gov. Our internet address is http://www.churchloans.com. Our website includes a link to the SEC website referred to above at which our SEC filings are available.

Part I, II
Item 2, 3, 4, 5, 5a

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

As previously mentioned, our primary business is the making of mortgage loans, almost exclusively, first mortgage loans, to churches and other nonprofit organizations and assisted living centers. Our Bylaws, as amended, restrict our investments to loans secured by a mortgage, deed of trust, or other lien covering real property with the amount of such loans not to exceed 85% of the value of the real property securing such loan. The Bylaws may be amended by majority vote of the Board of Trust Managers. The Board of Trust Managers’ general policy is to limit investment of our assets in any one mortgage loan to not more than $3,000,000. However, at the discretion of the Board of Trust Managers, we may make and have made loans in excess of such limit. All of our investment in mortgage loans is for the purpose of earning income.

Item 3: LEGAL PROCEEDINGS

None.

Item 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

There is no established public trading market for our shares of beneficial interest. During fiscal year 2005, a total of 142,977 shares were sold in the secondary market at prices ranging from $2.90 to $3.30 per share. The last sale during the fiscal year was at $3.00 per share. During fiscal year 2004, a total of 116,145 shares were sold in the secondary market at prices ranging from $2.50 to $3.80 per share.

The range of high and low bid information for shares of beneficial interest for each quarter within the last two fiscal years is as follows:

Part II
Item 5a, 5b, 5c, 5d, 5e, 5f

Quarter	Fiscal 2005		Fiscal 2004
	High	Low	High	Low
April-June	3.05	2.90	3.50	3.00
July-September	3.00	2.90	3.10	3.00
October-December	3.30	2.90	3.50	2.80
January-March	3.15	3.00	3.00	2.84

The source of the above information is our own records. We serve as the Transfer Agent for our shares.

(b) Holders

At March 31, 2005, we had 2,763 shareholders.

(c) Dividends

Cash dividends on all our outstanding shares of beneficial interest are declared twice annually, for the 3 month period ending March 31, and the 9-month period ending December 31. In fiscal year 2004, we paid a cash dividend of $.36 per share. In fiscal year 2005, we paid a total cash dividend of $.28 per share. In May 2005, a dividend of $.06 per share was declared for shareholders of record on March 31, 2005.

(d) Securities authorized for issuance under equity compensation plans.

None.

(e) Sales of Unregistered Securities.

None.

(f) Report of Use of Proceeds of Sales of Recently Registered Securities

We registered an additional 7,000,000 shares or Certificates of Beneficial Interest pursuant to a registration statement filed with the Securities & Exchange Commission (“SEC”) on July 3, 2003. The registration statement, file no. 333-106810, became effective on August 14, 2003. After completing the registration with several key states, we commenced sales of the shares in December 2003 and ended the offering on August 14, 2004. The name of the managing underwriter was Great Nation Investment Corporation and the additional participating underwriter was Commonwealth Church Finance, Inc. The class of securities registered and offered were Certificates of Beneficial Interest. This is the only class of securities that we have registered and offered.

Part II
Item 5f, 5g, 6

As mentioned, the amount of shares registered and offered pursuant to our offering that became effective on August 14, 2003 was 7,000,000 shares. The price at which the offering was made was $3.00 per share for an aggregate offering price of $21,000,000. During the offering, we sold an additional 3,216,288 shares for a total aggregate offering price of $9,648,864.

The total issuance and offering expenses that we incurred since date of the offering through March 31, 2005 was $510,439, leaving a net proceeds from the sale of such shares as of March 31, 2005 of $9,138,425. None of the offering expenses represent direct or indirect payments to directors, officers or their associates, to persons owning 10% or more of our shares or to our affiliates. Such offering expenses consist of brokerage commissions paid to applicable broker-dealer, state and federal filing fees, accounting fees and legal fees associated with the offering.

The net proceeds in the amount of $9,138,425 have been used, as provided in the registration statement, in the short term to reduce the balance owing on our line of credit owing to the Amarillo National Bank and, ultimately, to fund mortgage loans made by us. None of such proceeds were used directly or indirectly to make payments to directors, officers or their associates, to persons owning 10% or more of our shares or to our affiliates .

(g) Repurchases of Shares

None.

Item 6: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Part II
Item 6

Revenue Recognition. We accrue interest income as it is earned. All past due loans are reviewed monthly by management and the Audit Committee. A past due loan is evaluated based upon the payment history, opinion of the ultimate collectibility of the principal and interest and other experience factors. The accrual of interest is generally discontinued on loans and church bonds more than 60 days past due unless the credit is well secured and in process of collection. In all cases, loans and bonds are placed on nonaccrual or charged-off at an earlier date, if collection of principal or interest is considered doubtful.

Once a loan is placed on non-accrual, the loan will be classified as either “cash basis” or “capital recovery.” A loan is typically classified as “cash basis” if the Audit Committee believes, based upon several factors, that there is a strong likelihood that the principal of the loan will be recovered, but is concerned that all of the interest will be recovered. If a loan is classified as “cash basis,” then payments received will be applied to interest first and then to principal. A loan is typically classified as “capital recovery” if the Audit Committee believes, based upon several factors, that there is a strong likelihood that we may not be able to recover all of the principal balance of the loan. In the event that a loan is classified as “capital recovery,” then payments received are applied to principal first and then to interest.

The actual decision to place a loan on non-accrual and the classification of the loan as either “cash basis” or “capital recovery” is made by the Audit Committee with input from management.

Non-accrual status loans are returned to an accrual status when in the opinion of the Audit Committee, based upon input from management, that such is warranted based upon the passing of a sufficient time period during which the principal and interest have become current and remain current and, therefore, the loan, both principal and interest, is anticipated to be fully collectible.

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

Part II
Item 6

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

Our loan portfolio consists primarily of loans to churches and is comprised of both permanent loans and interim construction loans. Although, we have purchased existing loans from other lenders, our primary operating strategy is to originate, either through mortgage loan brokers, church bond broker-dealers or directly to churches, mortgage loans secured by a first mortgage against a church’s buildings and related facilities. We rarely, if ever, sell a loan and, therefore, we intend to hold our loan portfolio to maturity. Our underwriting standards normally include compiled, reviewed or audited financial statements depending on the size of the loan, a fair market value appraisal prepared by an independent appraiser, a first mortgage on the property of the church insured by a title insurance policy issued by a national title company, applicable fire and extended casualty insurance on the collateral and such other requirements as determined by management on a case by case basis. Also, as part of our due diligence, management normally makes, prior to funding, an onsite inspection of the property that is to secure the loan.

Originally, our Declaration of Trust required a debt-to-value ratio of not greater than 66 2/3%. However, at our annual meeting of shareholders held on July 16, 2004, the shareholders approved an Amended and Restated Declaration of Trust and Bylaws that raised the debt-to-value ratio to 85% unless substantial justification exists because of the presence of other underwriting criteria. Most of our present loans were made based upon the prior 66 2/3% debt-to-value ratio.

Part II
Item 6

On August 14, 2003, we registered an additional 7,000,000 shares of beneficial interest in the Trust with the SEC and began sales of such shares in December 2003. Such sales continued until August 14, 2004. During this offering, we sold an additional 3,216,288 shares resulting in an increase of $9,138,425, net of issuance costs of $510,439, in our shareholders’ equity. This was the first offering of additional shares by the Trust since our initial offering.

The sale of additional shares during the fiscal year ending on March 31, 2005, resulted in dilution of net income of $.04 per share. Dilution of $.07 per share resulted from sales of shares during the year ending March 31, 2004.

Management is aggressively pursuing quality new loans, both interim and permanent. This is evident by the 34% increase in our loan portfolio during the year ended March 31, 2005.

Results of Operations—2005 compared to 2004

During the fiscal year ended March 31, 2005, interest income and fees increased by $118,670 (2.61%) over the previous fiscal year. The increase in interest income and fees was primarily the result of an increase in the amount of cash basis interest income and in the amount of mortgage loans, interim construction loans and church bonds that we held during the fiscal year.

Total performing and non-performing mortgage loans, church bonds and interim loans increased from $44,195,398 as of March 31, 2004, to $59,319,446 as of March 31, 2005. This increase is primarily the result of an increase in our investment in mortgage and interim loans during fiscal 2005 of $39,428,229 as compared to $27,037,698 during fiscal 2004. This represents an increase of $12,390,531 or 45.8%.

There was an increase in the amount of our performing interim loans from $8,705,791 as of March 31, 2004, to $18,043,873 as of March 31, 2005, and there was also an increase in our performing mortgage loans and church bonds during the recent fiscal year from $32,228,226 as of March 31, 2004, to $38,103,729 as of March 31, 2005. These increases resulted in an increase in performing loans, church bonds and interim loans from $40,934,017 as of March 31, 2004 to $56,147,602 as of March 31, 2005. Payments we received on our loan portfolio also decreased from $36,916,050 for the year ending March 31, 2004 to $24,562,358 for the year ended March 31, 2005, a decrease of $12,353,692. This decrease in payments received also contributed to the increase in our loan portfolio. In addition, non-performing loans decreased from $3,261,381 as of March 31, 2004, to $3,171,844 as of March 31, 2005.

The decrease in the payments we received on our loan portfolio is primarily the result of the large investment of funds in loans with maturities extending beyond our March 31, 2005 year end.

Part II
Item 6

The increase in interest income and fees was also attributable to an increase in the interest rates on our loan portfolio. The average interest rate on loans and church bonds held by us increased from 6.82% as of March 31, 2004, to 7.37% as of March 31, 2005.

Our net income for fiscal 2005 was $2,917,699, an increase of $88,938 (3.14%) from the previous fiscal year. Such increase was primarily attributable to an increase in our net interest income. Net interest income increased from $3,729,354 in fiscal 2004 to $3,878,000 in fiscal 2005, an increase of $148,646 (3.99%) from fiscal 2004.

Total operating expenses increased from $999,874 for the fiscal year ended March 31, 2004 to $1,056,816 for the fiscal year ended March 31, 2005, an increase of $56,942 or 5.69%. This increase is attributable to an increase in general and administrative expenses of $60,471 or 6.41%.

Contributing to the increase in net interest income was a slight decrease in interest expense. In fiscal 2005, the average month-end balance of debt outstanding was $4,325,034 less than in fiscal 2004. Although the weighted average interest rate on our borrowings increased from 3.13% for the year ended March 31, 2004, to 3.73% for the year ended March 31, 2005, interest expense decreased from $821,706 for the fiscal year ended March 31, 2004, to $791,730 for the fiscal year ended March 31, 2005, a decrease of $29,976 or 3.65%.

Income from the realization of loan discounts from loan purchases decreased from $25,383 for the year ended March 31, 2004, to $23,177 for the year ended March 31, 2005, a decrease of $2,206.

Dividends related to fiscal 2005, without regard to dates they were declared, were $2,758,616 or $.27 per share as compared to $2,715,304 or $.32 per share for fiscal 2004. The increase in dividends paid was primarily attributable to an increase in net income. The decrease in dividends paid on a per share basis was attributable to the increase in the number of our outstanding shares.

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

Other income decreased from $170,626 for fiscal 2004 to $159,164 for fiscal 2005. Included in fiscal 2004 other income is a gain of $107,643 on the sale of other real estate owned as compared to $15,578 in fiscal 2005.

Part II
Item 6

During fiscal 2004, the Board of Trust Managers authorized the offering of an additional 7,000,000 shares of Certificates of Beneficial Interest at a price of $3.00 per share. This offering became effective with the SEC on August 14, 2003. Sales of such shares ended on August 14, 2004. During the period beginning April 1, 2004 and ending August 14, 2004, we sold 1,237,482 shares resulting in an increase in shareholders equity of $3,516,890, net of issuance costs of $195,556. During the entire offering, we sold and issued an additional 3,216,288 shares which resulted in an increase, net of issuance costs of $510,439, of $9,138,425 in our shareholders’ equity.

Total shareholders’ equity has increased from $27,033,273 as of March 31, 2004 to $30,693,690 as of March 31, 2005, an increase of $3,660,417 or 13.54%. This increase is attributable to the sale of new shares as discussed above. This increase is also attributable to a slight increase in undistributed net income from $804,362 as of March 31, 2004 to $947,889 as of March 31, 2005, an increase of $143,527.

As expected, the sale of new shares during the fiscal years ended March 31, 2004 and 2005, diluted the dividend that would have been paid to existing shareholders. This dilution amounted to approximately $.07 per share for the year ended March 31, 2004, and to approximately $.04 per share for the year ended March 31, 2005.

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

We are engaged primarily in the business of making permanent and interim loans to churches and other non-profit organizations, and to other borrowers, including businesses engaged in the building and operation of assisted living centers. At March 31, 2005, we had five loans to two different borrowers which are secured by assisted living centers which totaled approximately $6,363,000. Our assets primarily consist of our loan portfolio, real estate acquired through foreclosure and our office building and facilities.

Our operational expenses are comprised of the maintenance of our office building, the payment of the salaries of our management and support staff, office expenses, fees paid to the Board of Trust Managers, and the payment for legal and accounting services. Substantially all of our assets are invested in the permanent and interim loans. Our only potential liquidity problems related to the timely and proper repayment of the leveraged funds we have borrowed to make loans in excess of our capital and the ability to fund loan commitments which totaled approximately $22,956,000 at March 31, 2005.

Part II
Item 6

Our primary sources of funds for liquidity consist of cash reserves, net cash provided by operations, payments received from the loans comprising our loan portfolio, and funds available through debt financing, including our line of credit agreement with the Amarillo National Bank.

Our level of liquidity based upon cash and cash equivalents decreased by $204,088 during the year ended March 31, 2005. However, during this same period, we invested $39,428,229 in mortgage and interim construction loans using available cash of $204,088, net borrowings on our bank line of credit and Master Note agreements in the amount of $10,901,659, net cash provided by operating activities in the amount of $2,911,507, principal payments received on our loan portfolio in the amount of $24,562,358, other cash provided by investing activities of approximately $105,899 and cash received from the issuance of our shares in the amount of $3,516,890. The total liquidity available to invest in mortgage and interim construction loans was reduced by $2,774,172 paid in cash dividends during the year ended March 31, 2005.

All of our indebtedness is generally classified as short term having maturities ranging from “on demand” to maturities repayable over various periods extending through fiscal 2006. All of our debt obligations outstanding as of March 31, 2005, in the amount of $27,581,042 will mature in fiscal 2006. These debt obligations consist of our bank line of credit and Master Note Agreements. As of December 31, 2004, we renewed our loan agreement with the Amarillo National Bank in the amount of $25,000,000. Although our bank line of credit matures in fiscal 2006, it is anticipated that the line of credit will be renewed annually. In the event that the bank elects not to renew the line of credit, we may under the terms of the loan agreement retire the line of credit over a period of time, not to exceed five years, equal to the weighted average remaining term of all real estate lien notes which are pledged to secure the bank line of credit.

At March 31, 2005, loans to us under Master Note Agreements, which are in effect demand notes, total $17,086,042. In the past, we have utilized our bank line of credit and the principal paid to us upon our outstanding loan portfolio in order to meet these maturing obligations.

Although our cash and cash equivalents as of March 31, 2005 were only $60,854, the balance which we could borrow upon our bank line of credit was $14,505,000. The principal payments scheduled to be received upon our loan portfolio for the years ending March 31, 2006 and 2007 are $21,188,770 and $2,245,101, respectively. Assuming all of these scheduled principal payments are received, these payments, together with the balance available on our bank line of credit, would provide sufficient funds to meet our maturing obligations and fund loan commitments without the necessity of our borrowing funds from other sources.

As mentioned above, we obtained a renewal of our bank line of credit in the amount of $25,000,000 effective December 31, 2004. Based upon our success in obtaining borrowings in the past, we are confident that, should it be necessary, we will be able to

Part II
Item 6

obtain additional bank financing in the future in sufficient amounts to timely meet all of our obligations.

Should all the scheduled principal payments upon our loans portfolio not be received, and should we be unable to borrow against its line of credit, and should borrowings from other sources not be available, it would be necessary to sell a portion of our mortgage loan portfolio in order for it to meet all of our financial obligations. At March 31, 2005, the principal balance of our loan, both mortgage and interim, and church bond portfolio was $59,319,446, net of unamortized purchase discounts. The weighted average interest rate on loans and church bonds was 7.37% per annum. In view of the normal marketability of conventional loans, we might be required to discount a majority of these loans in order for them to be attractive for purchase. The principal amount of these loans if discounted to yield a weighted average interest rate of 12%, 14% and 16% would be $36,432,026, $31,227,450, and $27,324,019, respectively. There is no assurance that we would be able to sell all, or a portion of, its portfolio of loans, in which event, it would be necessary to secure a loan, or loans, from a lender in order to meet our financial obligations. There is no assurance that we would be able to secure a loan in such instance. We have sold only one of our loans in our mortgage loan portfolio and, therefore, have limited experience in this area.

Principal payments scheduled to be received upon our permanent loan portfolio during the years ending March 31, 2006 and 2007, if not used to fund new loan commitments, would be used to reduce our outstanding indebtedness. Should we use the payments of principal which shall be received upon our loan portfolio to reduce our outstanding indebtedness, our interest expense will decrease. In such instance, whether the decrease in the interest income will exceed, or be less than, the decrease in the interest expense will largely be dependent upon the prime rate of interest prevailing at such time due to the fact that the interest to be earned upon our mortgage loan portfolio is generally based upon a fixed rate of interest or a variable rate of interest that periodically reprices, while the interest to be paid upon our outstanding debts is directly, or indirectly, tied to the prime rate of interest charged by major domestic banks.

As of March 31, 2005, a substantial portion of the promissory notes evidencing our loans have been pledged to secure our bank line of credit. Promissory notes totaling $18,468,010 were pledged against the bank line of credit which had a total outstanding balance of $10,495,000. The required collateral for this bank loan was $11,544,500, leaving an excess of promissory notes which have been pledged to secure said bank notes of $6,923,510. These excess promissory notes may be reassigned by the bank to us to be sold in order to meet our financial obligations. Should it be necessary, in order to meet our financial obligations, these excess notes amounting to $6,923,510 and other additional promissory notes in the approximate amount of $40,851,436 (for a total amount of $47,774,946) would be available to be sold to meet our financial obligations. Should the excess promissory notes be assigned by the bank to us as heretofore described, the bank line of credit would continue to be secured by the required ratio of

Part II
Item 6

notes pledged to the principal balance of the bank line of credit. There is no assurance that we would be able to sell all, or any portion of, these notes.

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

Cash flows from financing activities relate primarily to the borrowings and payments on notes payable and the line of credit. Borrowings are made as funds are needed to make loans or as current obligations become due. Based upon our success to obtain borrowings in the past, we are confident that it will be able to obtain borrowings in the future in sufficient amounts, along with payments to be received on loans, to timely meet its obligations.

Inflation

At March 31, 2005, the weighted average interest rate on our mortgage loan and church bond portfolio was 7.37% per annum while the weighted average interest rate upon all our borrowings was 4.68% per annum. Although a majority of the loans constituting our loan portfolio have been made at variable rates of interest that generally reprice either daily, annually, or otherwise periodically, a portion of the loans constituting our loan portfolio have been made at fixed rates of interest and therefore are not subject to being increased or decreased during the term of the loan. All of our indebtedness is either directly or indirectly tied to the prime rate of interest charged by major banking institutions and, therefore, is subject to fluctuation.

During periods of inflation, the prime rate of interest charged by major banking institutions, as well as the interest rate or cost of borrowing money from any lender, generally increases. Consequently, during an inflationary period our interest expense would increase. Since our interest income would not increase as rapidly, an increase in the interest expense would decrease our net income. However, interest income should subsequently increase as variable rate loans reprice. Should the amount of the loans and the amount of the indebtedness remain constant, and should the weighted average interest rate upon the indebtedness increase to approximately 15.85% per annum, interest income and interest expense would be substantially equal.

On December 31, 2004, we renewed and extended our loan agreement with the Amarillo National Bank. However, at such renewal, the agreement was amended to provide for an interest rate that adjusts as and when the one-month London Interbank Offered Rates

Part II
Item 6, 7

(“LIBOR”) changes. However, most of our loans are made on interest rates that are tied to the Wall Street Journal Prime Rate or a similar index used by major U.S. banking institutions. Therefore, our cost of funds is tied to a different index than the index used in our loan portfolio. In the event that the one-month LIBOR increased more rapidly than the U.S. bank prime rate used to adjust loans in our loan portfolio or the U.S. bank prime decreased more rapidly than the one-month LIBOR, then our interest rate spread would shrink and our net income would be reduced. In the event that the U.S. bank prime rate of interest used to adjust our loan portfolio increased more rapidly than the one-month LIBOR or the one-month LIBOR decreased more rapidly than the U.S. bank prime rate of interest, then our interest rate spread would increase, thereby increasing our net income.

Our Master Note Agreements continue to be tied to the Wall Street Journal Prime Rate of Interest.

Off-Balance Sheet Arrangements

The Trust has no off-balance sheet arrangements or commitments other than its normal loan commitments.

New Accounting Standards

The Trust does not believe the adoption of any recently issued pronouncements by the Financial Accounting Standards Board will have a significant impact on its financial statements.

Item 7: FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Trust Managers and Shareholders
Church Loans & Investments Trust
Amarillo, Texas

We have audited the accompanying balance sheets of Church Loans & Investments Trust (a real estate investment trust) as of March 31, 2005 and 2004, and the related statements of income, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material

Part II
Item 7

misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Church Loans & Investments Trust as of March 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Clifton Gunderson LLP

Amarillo, Texas
May 6, 2005

Part II
Item 7

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
BALANCE SHEETS
March 31, 2005 and 2004

ASSETS

	2005	2004

CASH AND CASH EQUIVALENTS	$60,854	$264,942
RECEIVABLES
Mortgage loans and church bonds — performing	38,103,729	32,228,226
Interim construction loans — performing	18,043,873	8,705,791
Nonperforming mortgage loans, church bonds and interim construction loans	3,171,844	3,261,381
Less: Allowance for credit losses	(1,713,249)	(1,733,249)

	57,606,197	42,462,149
Accrued interest receivable	342,687	240,523
Notes receivable	24,774	111,753

Net receivables	57,973,658	42,814,425

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $529,944 and $528,568 in 2005 and 2004, respectively	223,188	214,243
OTHER REAL ESTATE OWNED	1,180,618	1,328,832
OTHER ASSETS	135,619	7,446

TOTAL ASSETS	$59,573,937	$44,629,888

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Notes payable and line of credit:
Related parties	$3,598,662	$1,296,692
Other	23,982,380	15,382,691

	27,581,042	16,679,383
Accrued interest payable	49,573	44,366
Federal income tax payable	–	37,553
Other	1,249,632	835,313

Total liabilities	28,880,247	17,596,615

SHAREHOLDERS’ EQUITY
Shares of beneficial interest, no par value; authorized shares unlimited, 10,223,690 and 8,986,208 shares issued at March 31, 2005 and 2004, respectively	29,762,291	26,245,401
Undistributed net income	947,889	804,362
Treasury shares, at cost (6,596 shares)	(16,490)	(16,490)

Total shareholders’ equity	30,693,690	27,033,273

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$59,573,937	$44,629,888

These financial statements should be read only in connection with the accompanying summary of significant accounting policies
and notes to financial statements.

Part II
Item 7

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
STATEMENTS OF INCOME
Years ended March 31, 2005 and 2004

	2005	2004

INTEREST INCOME AND FEES ON RECEIVABLES	$4,669,730	$4,551,060

DEBT EXPENSE
Interest	791,730	821,706

Net interest income	3,878,000	3,729,354

PROVISION FOR CREDIT LOSSES	(20,000)	–

Net interest income less provision for possible credit losses	3,898,000	3,729,354

OTHER INCOME, including gains on sale of other real estate owned of $15,578 and $107,643 in 2005 and 2004, respectively	159,164	170,626

OTHER OPERATING EXPENSES
General and administrative	1,003,631	943,160
Board of Trust Managers’ fees	53,185	56,714

Total other operating expenses	1,056,816	999,874

Income before provision for income taxes	3,000,348	2,900,106

PROVISION FOR INCOME TAXES	82,649	71,345

NET INCOME	$2,917,699	$2,828,761

NET INCOME PER SHARE	$.29	$.38

These financial statements should be read only in connection with the accompanying summary of significant accounting policies
and notes to financial statements.

Part II
Item 7

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
STATEMENTS OF SHAREHOLDERS’ EQUITY
Years ended March 31, 2005 and 2004

	Shares of beneficial interest		Undistributed	Treasury
	Shares	Amount	net income	shares	Total

Balance, March 31, 2003	7,007,402	$20,623,866	$832,412	$(16,490)	$21,439,788

Net income	–	–	2,828,761	–	2,828,761

Issuance of shares of beneficial interest, net of issue costs of $314,883	1,978,806	5,621,535	–	–	5,621,535

Cash dividends ($0.36 per share)	–	–	(2,856,811)	–	(2,856,811)

Balance, March 31, 2004	8,986,208	26,245,401	804,362	(16,490)	27,033,273

Net income	–	–	2,917,699	–	2,917,699

Issuance of shares of beneficial interest, net of issue costs of $195,556	1,237,482	3,516,890	–	–	3,516,890

Cash dividends ($0.28 per share)	–	–	(2,774,172)	–	(2,774,172)

Balance, March 31, 2005	10,223,690	$29,762,291	$947,889	$(16,490)	$30,693,690

These financial statements should be read only in connection with the accompanying summary of significant accounting policies
and notes to financial statements.

Part II
Item 7

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
STATEMENTS OF CASH FLOWS
Years ended March 31, 2005 and 2004

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,917,699	$2,828,761
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,376	–
Amortization of loan discounts	(23,177)	(25,383)
Provision for loan loss	(20,000)	–
Gain on sale of other real estate owned	(15,578)	(107,643)
Changes in:
Accrued interest receivable	(102,164)	205,255
Accrued interest payable	5,207	(90,869)
Federal income tax payable	(37,553)	37,553
Other liabilities	313,870	(325,347)
Other, net	(128,173)	50,829

Net cash provided by operating activities	2,911,507	2,573,156

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in mortgage and interim construction loans and church bonds	(39,428,229)	(27,037,698)
Payments received on mortgage and interim construction loans and church bonds	24,562,358	36,916,050
Advances on notes receivable	–	(30,200)
Payments received on notes receivable	86,979	221,166
Proceeds from sale of other real estate owned	29,241	360,112
Proceeds from sale of land	–	120,672
Purchase of building improvements and land	(10,321)	(205,141)

Net cash provided (used) by investing activities	(14,759,972)	10,344,961

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on notes payable and line of credit	44,682,570	32,271,730
Payments on notes payable and line of credit	(33,780,911)	(47,963,061)
Cash dividends paid	(2,774,172)	(2,856,811)
Issuance of shares of beneficial interest, net of issue costs of $195,556 and $314,883 in 2005 and 2004, respectively	3,516,890	5,621,535

Net cash provided (used) by financing activities	11,644,377	(12,926,607)

Decrease in cash and cash equivalents	(204,088)	(8,490)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	264,942	273,432

CASH AND CASH EQUIVALENTS, END OF YEAR	$60,854	$264,942

These financial statements should be read only in connection with the accompanying summary of significant accounting policies
and notes to financial statements.

Part II
Item 7

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
March 31, 2005 and 2004

NATURE OF OPERATIONS

Church Loans & Investments Trust (Church Loans) is a real estate investment trust that invests primarily in mortgage and interim construction loans to churches and other borrowers (see note 1) across the United States, particularly in the southern portion of the United States. Church Loans requires that real estate properties be pledged against loans as security which could be foreclosed by Church Loans should the borrower default. Repayment of each borrower’s obligations is generally expected to be repaid from contributions from church members or from operations of the borrower, or in the case of interim construction loans, by permanent financing provided by Church Loans or others.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A material estimate that is particularly susceptible to significant changes in the near term relates to the determination of the allowance for loan losses.

CURRENT OPERATING ENVIRONMENT

Church Loans has historically invested in long-term, fixed-rate mortgage loans, generally funded by relatively short-term debt obligations. The volatility of interest rates and increased competition to attract customers’ funds have caused Church Loans’ liability structure to become short-term and rate sensitive. Church Loans reflected an average interest yield on its loan and church bond portfolio, an average interest rate on its total indebtedness and a net interest rate margin at March 31, 2005 and 2004 as follows:

	Loan and church	Total	Net interest
	bond portfolio	indebtedness	rate margin
March 31, 2005	7.37%	4.68%	2.69%
March 31, 2004	6.82%	3.03%	3.79%

Church Loans finances maturities of debt obligations through its available lines of credit and principal payments received on its mortgage and interim construction loans.

CHURCH BONDS

Church bonds, secured by first mortgage liens on church facilities, are stated at cost, as there is no traded market for the bonds and management intends to hold such securities until maturity.

Part II
Item 7

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
March 31, 2005 and 2004

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

Commitment fees received on interim construction loans are recognized over the interim commitment period for loans that are not permanently financed by Church Loans and over the life of the mortgage loan for loans that are permanently financed by Church Loans. Amounts are being amortized using the straight-line method. For the years ended March 31, 2005 and 2004, this method is not materially different from the method of deferring commitment fees until the commitment is exercised and recognizing such fees as an adjustment to yield by the interest method over the related loans’ lives as prescribed by generally accepted accounting principles.

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

The allowance for credit losses is evaluated on a regular basis by Church Loans and is based upon management’s and the Board of Trust Managers’ periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

Part II
Item 7

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
March 31, 2005 and 2004

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

Church Loans determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided on the straight-line method over the estimated useful lives of the assets.

OTHER REAL ESTATE OWNED

Real estate acquired through, or in lieu of, loan foreclosure is to be sold and is initially recorded at estimated fair value at date of foreclosure, establishing a new cost basis. Other real estate owned, after foreclosure, is carried at the lower of carrying amount or the property’s estimated fair value minus estimated costs to sell (fair value). Impairment losses are measured as the amount by which the carrying amount of a property exceeds its fair value, and losses are charged to operations.

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

Part II
Item 7

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
March 31, 2005 and 2004

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

In the ordinary course of business, Church Loans has entered into off-balance-sheet financial instruments consisting of commitments to extend credit. Such financial instruments are recorded in the financial statements when they become payable.

CASH FLOWS

For purposes of reporting cash flows, cash and cash equivalents include cash-on-hand, investments in a money market mutual fund, and certificates of deposit with maturities of less than 90 days at the time of acquisition.

This information is an integral part of the accompanying financial statements.

Part II
Item 7

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
NOTES TO FINANCIAL STATEMENTS
March 31, 2005 and 2004

NOTE 1 — LOANS AND CHURCH BONDS

Mortgage loans receivable consist of conventional loans of $40,340,040 and $35,646,089 and church bonds of $362,829 and $393,991 at March 31, 2005 and 2004, respectively. Interim construction loans of $19,143,873 and $8,705,791 at March 31, 2005 and 2004, respectively, consist primarily of loans to churches for the construction of church facilities and assisted living centers. Mortgage loans, church bonds and interim construction loans are generally secured by first liens on real estate comprised primarily of church buildings and other real estate. Historically, the amount of a loan has been generally limited to 66-2/3% of the appraised value of the related property. During the current year, the debt-to-value ratio was increased to 85% unless substantial justification exists because of the presence of other underwriting criteria. Certain loans are guaranteed by individual members of the congregations or other individuals or congregations, depending on the circumstances.

Church Loans’ portfolio included mortgage loans, church bonds and interim construction loans with interest rates ranging from 5.15% to 12.0% at March 31, 2005. The weighted average annual interest rates of Church Loans’ loan and church bond portfolio were 7.37% and 6.82% at March 31, 2005 and 2004, respectively.

In addition to a concentration of loans to churches, Church Loans makes certain interim real estate construction loans and permanent loans to entities other than churches. At March 31, 2005 and 2004, Church Loans had five loans to two borrowers which were secured by assisted living centers and totaled approximately $6,363,000 and $7,892,000, respectively.

The following schedule is a summary of the combined mortgage, church bonds and interim construction loan portfolios by size of loan at March 31, 2005 and 2004:

	2005		2004
	No. of	Carrying	No. of	Carrying
Description	loans	amount	loans	amount

Over $1,500,000	7	$14,684,194	4	$8,823,438
$1,300,000-1,499,999	2	2,894,348	4	5,844,541
$1,000,000-1,299,999	5	5,853,794	5	5,654,676
$900,000-999,999	6	5,799,139	2	1,978,981
$800,000-899,999	2	1,625,851	–	–
$700,000-799,999	4	2,929,021	5	3,639,871
$600,000-699,999	8	5,308,735	6	3,885,797
$500,000-599,999	13	7,162,984	6	3,349,928
$400,000-499,999	5	2,232,324	6	2,741,662
$300,000-399,999	14	4,784,880	8	2,818,288
$200,000-299,999	15	3,650,534	12	2,957,365
$100,000-199,999	15	2,162,568	14	2,063,747
Under $100,000	18	758,370	19	987,577

	114	59,846,742	91	44,745,871

Less: unamortized purchase discounts on mortgage loans		(527,296)		(550,473)
Less: allowance for credit losses		(1,713,249)		(1,733,249)

Total		$57,606,197		$42,462,149

Part II
Item 7

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
NOTES TO FINANCIAL STATEMENTS
March 31, 2005 and 2004

NOTE 1 — LOANS AND CHURCH BONDS (CONTINUED)

The mortgage and interim construction loan portfolios included the following loans at March 31, 2005, with individual balances in excess of 3% of the total carrying amount of the combined portfolios:

Great Plains Assisted Living L.L.C., Sioux City, Iowa; interest at prime plus 1.5%, with a floor of 5.5% (5.5% at March 31, 2005, scheduled to reprice January 1, 2009); monthly payments of $17,960 to maturity on January 1, 2029	$2,858,885
Christ Temple Pentecostal Church, Kansas City, Missouri; interest at prime plus 2%, with a floor of 7.0% (7.75% at March 31, 2005); principal and interest due on maturity on December 1, 2005	2,337,097
West Freeway Church of Christ, Fort Worth, Texas; interest at prime plus 2%, with a floor of 6.75% (6.75% at March 31, 2005, scheduled to reprice November 1, 2007); monthly payments of $17,493 to maturity on November 1, 2022	2,162,890
Meade Ministries, Lake City, Florida; interest at prime plus 2%, with a floor of 6.25% (6.25% at March 31, 2005, scheduled to reprice March 1, 2008); monthly payments of $29,000 to maturity on March 1, 2012	1,954,597
Zion Dominion Church of God, Buffalo, New York; interest at prime plus 2.0%, with a floor of 7.0% (7.75% at March 31, 2005); principal and interest due on maturity on July 1, 2005	1,944,000
Bickford Cottage, LLC, Lafayette, IN; interest at prime plus 2.0%, with a floor of 6.0% (7.75% at March 31, 2005); principal and interest due on maturity on June 1, 2005	1,856,887

$13,114,356

The original terms of the individual loans included in the loan portfolio generally vary from 1 to 30 years. Scheduled maturities during the five years subsequent to March 31, 2005, are:

2006	$21,188,770
2007	2,245,101
2008	2,274,351
2009	2,278,907
2010	2,321,998

At March 31, 2005, mortgage loans of $18,468,010 were pledged to support the indebtedness of Church Loans.

Part II
Item 7

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
NOTES TO FINANCIAL STATEMENTS
March 31, 2005 and 2004

NOTE 1 — LOANS AND CHURCH BONDS (CONTINUED)

     A summary of transactions in the allowance for credit losses for the years ended March 31, 2005 and 2004 follows:

	2005	2004
Balance at beginning of year	$1,733,249	$1,733,249
Charge-offs	–	–
Provision charged to operating expenses	(20,000)	–

Balance at end of year	$1,713,249	$1,733,249

At March 31, 2005 and 2004, the recorded investment for loans for which impairment was recognized in accordance with Statement No. 114 was approximately $3,172,000 and $3,261,000, respectively. The related allowance for credit losses at March 31, 2005 and 2004 was $228,000 and $614,000, respectively. The average investment in impaired loans was approximately $3,217,000 and $2,977,000 for the years ended March 31, 2005 and 2004, respectively. Interest income which would have been recorded under the original terms of impaired loans and church bonds amounted to approximately $277,000 and $332,000 for the years ended March 31, 2005 and 2004, respectively. Interest income actually recognized for the years ended March 31, 2005 and 2004 was approximately $685,000 and $198,000, respectively. In 2005, interest income actually recognized includes amounts received from a nonaccrual loan paid off during the year.

NOTE 2 — DEBT OBLIGATIONS

Information relating to debt obligations follows:

		Weighted	Maximum		Weighted
		average	amount	Average	average
	Balance at	interest rate at	outstanding at	month-end	interest rate
	end of period	end of period	any month-end	balance	for the period

March 31, 2005

Line of credit payable to bank	$10,495,000	4.57%*	$11,145,000	$5,562,231	3.79%*
Other demand notes payable	17,086,042	4.75%	17,086,042	14,980,929	3.71%

TOTAL	$27,581,042	4.68%	$28,231,042	$20,543,160	3.73%

March 31, 2004

Line of credit payable to bank	$3,838,000	3.13%*	$19,775,000	$11,046,154	3.12%*
Other demand notes payable	12,841,383	3.00%	14,868,952	13,822,040	3.14%

TOTAL	$16,679,383	3.03%	$34,643,952	$24,868,194	3.13%

* Does not consider commitment fees.

Part II
Item 7

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
NOTES TO FINANCIAL STATEMENTS
March 31, 2005 and 2004

NOTE 2 — DEBT OBLIGATIONS (CONTINUED)

Debt obligations of $27,581,042 mature during the year ending March 31, 2006, including other demand notes payable of $17,086,042.

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

Descriptions of the various categories of debt obligations follow:

Line of Credit Payable to Bank

The line of credit payable to bank consists of borrowings under a loan agreement effective through December 31, 2005, that provides for a $25,000,000 line of credit with certain commitment fees. The loan agreement requires Church Loans to pledge mortgage loans receivable having unpaid principal balances with an aggregate present value, discounted at 2% over the prime rate (7.75% at March 31, 2005), of not less than 110% of all indebtedness owed to the bank. Interest accrues at the one-month LIBOR rate plus 1.85% (4.57% at March 31, 2005). Interest is payable monthly.

Additionally, the line of credit requires that Church Loans’ net worth be no less than $18,000,000 and its total indebtedness shall not exceed 250% of its net worth. At March 31, 2005, Church Loans’ total indebtedness was approximately $49,153,000 less than the maximum amount permitted under the agreement.

Demand Notes Payable

The demand notes payable bear interest at 1% less than the prime rate (payable monthly) and are unsecured (see note 7).

NOTE 3 — INCOME TAX PROVISION

Church Loans has elected to be taxed as a real estate investment trust under the provisions of the Internal Revenue Code. To qualify as a real estate investment trust under the Code, Church Loans must, among other things, distribute at least 90% of its taxable income to its shareholders through dividends. Church Loans is required to pay dividends of at least 85% of its calendar year undistributed income by February 1 or be subject to a special federal excise tax of 4% on the undistributed amount.

Deferred taxes were not significant to Church Loans’ 2005 and 2004 financial statements.

Part II
Item 7

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
NOTES TO FINANCIAL STATEMENTS
March 31, 2005 and 2004

NOTE 3 — INCOME TAX PROVISION (CONTINUED)

Total income tax provision for the years ended March 31, 2005 and 2004 is less than the amount computed by applying the applicable statutory federal income tax rate (35%) to income before provision for income taxes as follows:

	2005	2004

Computed “expected” federal income tax provision	$1,050,122	$1,015,037
Increases (decreases) in taxes resulting from:
Dividends	(965,519)	(950,353)
Graduated rate differential	(6,556)	362
Difference in provision for credit losses for financial and tax purposes	19,250	17,850
Difference in accounting for interest income recognized for financial and tax purposes	(3,746)	(3,010)
Other	(10,902)	(8,541)

Actual provision for income taxes	$82,649	$71,345

NOTE 4 — SECURITIES OFFERING

Church Loans filed a Form S-11 Registration Statement, (the Statement) with the Securities and Exchange Commission indicating its intent to offer 7,000,000 additional shares at a price of $3.00 per share. The purpose of this offering was to raise additional capital in order for Church Loans to make additional mortgage loans and as a result, to further grow the Company. The effective date of the registration was August 14, 2003. In addition, on various dates subsequent to August 14, 2003, this offering became effective in various states. Sales of shares ceased as of August 14, 2004, and as of such date, Church Loans had sold and issued an additional 3,216,288 shares resulting in an increase of $9,138,425, net of issuance costs of $510,439, in Church Loans’ shareholders’ equity.

NOTE 5 — NET INCOME PER SHARE

Net income per share of beneficial interest is based on the weighted average number of shares outstanding, which was 9,898,521 and 7,409,145 for the years ended March 31, 2005 and 2004, respectively. There were no share equivalents or other potentially dilutive securities outstanding during any of the periods presented.

Part II
Item 7

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
NOTES TO FINANCIAL STATEMENTS
March 31, 2005 and 2004

NOTE 6 — DIVIDENDS

All dividends paid by Church Loans are taxable to the recipient. A schedule of dividends paid during the years ended March 31, 2005 and 2004 follows:

		Dividend amount
Date of record	Date paid	Per share	Total

March 31, 2003	May 2003	$.11	$770,089
December 31, 2003	January 2004	.25	2,086,722
March 31, 2004	May 2004	.07	628,582
December 31, 2004	January 2005	.21	2,145,590

In May 2005, a dividend of $613,026 ($0.06 per share) was declared for shareholders of record on March 31, 2005.

NOTE 7 — RELATED PARTY TRANSACTIONS

Other demand notes payable at March 31, 2005 and 2004 included notes totaling $3,598,662 and $1,296,692, respectively, which represent borrowings from related parties. The notes bear interest at 1% less than the prime rate (4.75% at March 31, 2005) and are unsecured. Interest expense incurred on related party other demand notes payable was approximately $90,000 and $70,000 in 2005 and 2004, respectively.

NOTE 8 — CASH FLOW INFORMATION

Supplemental information on cash flows and noncash transactions for the years ended March 31, 2005 and 2004 is as follows:

	2005	2004

Supplemental cash flow information:

Interest paid	$786,523	$912,575

Income taxes paid	$138,208	$15,786

Schedule of noncash investing activity:
Real estate acquired through foreclosure	$–	$148,214

Mortgage loan issued in connection with sale of other real estate	$235,000	$–

Deferred gain from sale of other real estate	$116,027	$–

Part II
Item 7

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
NOTES TO FINANCIAL STATEMENTS
March 31, 2005 and 2004

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Church Loans is a party to financial instruments with off-balance-sheet risk in the normal course of business. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have variable interest rates, fixed expiration dates or other termination clauses and require payment of a fee. Since some of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Church Loans evaluates each customer’s credit worthiness on a case-by-case basis. Collateral generally includes real estate properties. The exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit is represented by the contractual amount. At March 31, 2005, Church Loans had outstanding loan commitments (by contract amounts) of approximately $22,956,000. Management does not anticipate any losses as a result of these transactions.

Church Loans is involved in litigation in the normal course of business and, in the opinion of management, such litigation will have no material effect on Church Loans’ financial statements.

NOTE 10 — DISCLOSURE ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments, the results of applying such methods and assumptions to the financial instruments and limitations inherent in fair value estimates:

Cash and Cash Equivalents

The assets are considered short-term instruments for which the carrying amount is a reasonable estimate of fair value.

Loans and Church Bonds

Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, such as mortgage and interim construction loans and church bonds. Each loan category is further segmented into fixed and adjustable rate interest terms. For variable-rate loans, primarily interim construction loans, that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair value of fixed-rate mortgage loans and bonds is generally estimated by discounting the future cash flows through the estimated maturity using the current rates at which similar loans would be made to borrowers with similar credit ratings. The estimate of maturity is based on Church Loans’ historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions. The carrying value of loans and bonds, net of the allowance for credit losses was $57,606,197 and $42,462,149 and the fair value of loans and bonds was approximately $55,777,000 and $43,540,000 at March 31, 2005 and 2004, respectively.

Part II
Item 7, 8, 8A

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
NOTES TO FINANCIAL STATEMENTS
March 31, 2005 and 2004

NOTE 10 — DISCLOSURE ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

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

Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time Church Loans’ entire holdings of a particular financial instrument. Because no market exists for a significant portion of Church Loans’ financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

This information is an integral part of the accompanying financial statements.

Item 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 8A: CONTROLS AND PROCEDURES

Our chief executive officer and our senior vice president are charged with making an evaluation of our disclosure controls and procedures. These controls and procedures are designed to ensure that information required to be disclosed in reports mandated by the Securities Exchange Act of 1934 is recorded, communicated to management, and accurately reported within the required time periods. Our chief executive officer and senior vice-president have concluded, based upon their evaluation of these controls and

Part II, III
Item 8A, 8B, 9, 9a

procedures as of March 31, 2005, that our disclosure controls and procedures are effective.

There have been no significant changes in our internal controls or in the other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 8B: OTHER INFORMATION

None.

PART III

Item 9: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)	Board of Trust Managers. The following information is furnished as to each individual who now serves as a member of our Board of Trust Managers:

B. R. McMorries, age 78, is a consulting engineer. He has served as a Trust Manager since 1963. He serves as Chairman of the Board of Trust Managers.

Larry G. Brown, age 62, is the President of Larry Brown Realtors, Inc. and is a licensed realtor. He has served as a Trust Manager since 1981. He serves as Vice-Chairman of the Board of Trust Managers.

Alfred J. Smith, age 70, is in the independent oil and gas production business. Mr. Smith has served as a Trust Manager since 1999. He serves as Secretary of the Board of Trust Managers.

Jack R. Vincent, age 75, is engaged in farming and ranching operations. He has served as a Trust Manager since 1989.

Steven Rogers, age 57, is a commercial real estate agent. He has served as a Trust Manager since 1990.

Michael A. Bahn, age 61, is the President of Amarillo Blueprint Co., an office equipment and supply and reproduction services business. He has served as a Trust Manager since 1997.

Michael W. Borger, age 50 is the President of Turnkey Leasing, Ltd., an equipment leasing business. Mr. Borger has served as a Trust Manager from 1988 to 1990 and again since 2002.

Part III
Item 9b, 9c, 9d, 9e, 9f

(b)	Executive Officers. The following information is furnished as to each individual who now serves as an executive officer and who is not mentioned under “Board of Trust Managers” above:

M. Kelly Archer, age 53, serves as President, Manager of Operations and Chief Executive Officer. As such, Mr. Archer functions as our Executive Officer. Mr. Archer has served in this capacity for 23 years.

Robert E. Martin, age 55, serves as our Senior Vice-President-Lending. Mr. Martin has served in such capacity since 1999. Prior to serving in such capacity, Mr. Martin served as the President/CEO of Santa Fe Federal Credit Union. Mr. Martin also served as a member of our Board of Trust Managers prior to becoming our Senior Vice-President.

Robert E. Fowler, age 52, serves as our Senior Vice-President-CFO and Information Systems. Mr. Fowler has served in such capacity for 23 years.

Joshua D. Shields, age 27, serves as a Vice-President. Mr. Shields has served in such capacity since June 2003. Previously, Mr. Shields was employed by Wells Fargo Bank.

(c)	Family Relationships.

None.

(d)	Involvement in Certain Legal Proceedings.

None.

(e)	Audit Committee Financial Expert.

We do not have an audit committee financial expert serving on our Audit Committee. However, we believe that our Audit Committee, as a whole, meets the requirements of a financial expert.

(f)	Identification of the Audit Committee.

We have an Audit Committee which consists of Messers McMorries, Smith, Vincent and Borger. This committee, which met twelve times during our last fiscal year, is primarily responsible for: reviewing the activities of our independent auditors; reviewing and evaluating recommendations of the auditors; recommending areas of review to our management; reviewing our loans to determine the recommended loan loss reserve and review and classification of past due loans; and reviewing and evaluating our accounting policies, reporting practices and internal controls.

Part III
Item 9g, 9h, 9i, 10, 10a

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

(i) Code of Ethics.

We have adopted a Code of Ethics applicable to our executive officers. A copy of the Code of Ethics is attached hereto as Exhibit 14. The Code of Ethics is also posted on our website at www.churchloans.com. We will provide, free of charge, to any person so requesting a copy of the Code of Ethics. Requests can be made to:

Church Loans & Investments Trust
Attn: Mr. Kelly Archer
5305 I-40 West
Amarillo, Texas 79106
Telephone: (806) 358-3666
E-mail: karcher@churchloans.com

Item 10: EXECUTIVE COMPENSATION

(a) Executive Officers:

The following table sets forth certain information regarding compensation paid during each of our last three fiscal years to our Manager of Operations (CEO). We have no other executive officers whose salary, bonuses and other compensation earned during fiscal 2005 exceeded $100,000 for services rendered in all capacities.

		Annual Compensation
	Fiscal			Other Annual
Name and Principal Position	Year	Salary	Bonus	Compensation
CEO-M. Kelly Archer	2005	$108,413	$-0-	$18,900
Manager of Operations	2004	108,150	4,400	18,900
	2003	107,625	4,500	18,900

Part III
Item 10a, 10b, 11, 11a, 11b

Other Annual Compensation paid to or for the benefit of Mr. Archer represents annual contributions to Mr. Archer’s SEP (Simplified Employee Pension) account.

(b)	Trust Managers’ Compensation:

Our Board of Trust Managers were paid $51,200 in cash as a group during the last fiscal year for services as Trust Managers. The Chairman of the Board of Trust Managers, B. R. McMorries, is paid $500 per month for serving in such capacity. The remaining members of the Board of Trust Managers are paid $300 per month for serving as a member of the board. All Trust Managers are paid an additional $100 per board or committee meeting attended. In addition, a Trust Manager receives $400 per day for their services when out of town on trust business.

The members of the Board of Trust Managers are not otherwise employed or compensated by us.

Item 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)	The following table indicates the persons known by us to own beneficially more than 5 percent of our shares of beneficial interest:

Name and Address of	Amount of and Nature	Percent
Beneficial Owner	of Beneficial Ownership	of Class
Edith M. Brandon 3001 Teckla, Amarillo, TX 79106	605,323 shares	5.930%

(b)	The following table indicates the number of our shares of beneficial ownership owned by the Board of Trust Managers and Executive Officers, individually and as a group: - 47 -

Part III
Item 11b

Name and Address of	Amount of and Nature	Percent
Beneficial Owner	of Beneficial Ownership*	of Class
B. R. McMorries 1601 Jordan, Amarillo, TX 79106	399,733	3.915%

Larry G. Brown 4210 Palacio Drive, Amarillo, TX 79109	50,989	0.499%

Jack R. Vincent 6303 Stoneham Drive, Amarillo, TX 79109	12,500	0.122%

Steven Rogers 6206 Calumet, Amarillo, TX 79106	2,800	0.027%

Michael A. Bahn 1612 S. Travis, Amarillo, TX 79102	1,650	0.016%

Alfred J. Smith 21 Hogan Drive, Amarillo, TX 79124	38,393	0.376%

Michael W. Borger 43 Cypress Point, Amarillo, TX 79124	13,850	0.136%

M. Kelly Archer 7200 Dreyfuss Road, Amarillo, TX 79106	177,734	1.741%

Robert E. Fowler 7629 Tarrytown Ave., Amarillo, TX 79121	5,176	0.051%

Robert E. Martin 8 Country Club Drive, Amarillo, TX 79124	9,011	0.088%

Joshua D. Shields 6825 Blacksmith Lane, Amarillo, TX 79109	4,650	0.046%

All Trust Managers and Executive Officers as a Group	716,486	7.017%

*	The nature of beneficial ownership of such shares is either directly by such named person, indirectly through such person’s spouse or through Individual Retirement Accounts directed by such person or their spouse.

Part III
Item 11c, 11d, 12, 13, 13a, 14

(c)	Change in control.

We know of no arrangements which may result in a change of control.

(d) Securities Authorized for Issuance under Equity Compensation Plans.

None.

Item 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We issue a limited number of “Master Notes” which are unsecured debt instruments. We pay the obligee of such notes interest at the rate of one percent per annum (1%) less than the prime lending rate of Amarillo National Bank, our primary lender. As of March 31, 2005, we had entered into Master Note Agreements with B. R. McMorries, Chairman of the Board of Trust Managers, and related parties, in the amount of $586,236; Larry Brown, Vice-Chairman of the Board of Trust Managers and related persons, in the amount of $754,524; Jack R. Vincent, a member of the Board of Trust Managers, and related parties in the amount of $133,756; M. Kelly Archer, President, Manager of Operations and CEO of the Trust, in the amount of $165,964; and Michael W. Borger, and related parties, in the amount of $796,501. The terms of such Master Notes are the same as Master Notes entered into with other unrelated persons, except as to the amounts thereof.

Item 13: EXHIBITS

(a) Exhibits

The Exhibits listed on the accompanying Index to Exhibits are filed as a part of this Annual Report.

Item 14: PRINCIPAL ACCOUNTANTS’ FEES AND SERVICES

The Board of Trust Managers has selected Clifton Gunderson LLP, independent certified public accountants, as the auditors of our financial statements for the fiscal year ending March 31, 2006. At the meeting of the shareholders to be held on August 25, 2005, the shareholders will vote upon a proposal to ratify the selection of this firm as auditors. No member of such firm, or any associate thereof, has any financial interest in us.

Part III
Item 14

Audit Fees

The aggregate fees billed for professional services rendered for the audit of our annual financial statements for the most recent fiscal year, the review of the financial statements included in our Form 10-QSB for such fiscal year, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements were $63,900 as compared to $71,300 for the fiscal year ended March 31, 2004.

Audit-Related Fees

None.

Tax Fees

The aggregate fees billed us for tax services, including preparation of our tax return and tax related matters, were $6,275 for the most recent fiscal year as compared to $6,145 for the fiscal year ended March 31, 2004.

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

CHURCH LOANS & INVESTMENTS TRUST

INDEX TO EXHIBITS
Item 13(a)

(2)	-	None

(3)	-	Amended and Restated Declaration of Trust dated July 16, 2004, previously filed as an exhibit to the Trust’s Definitive Proxy Statement, Form DEF 14A, dated June 25, 2004 (File No. 000-08117) and is incorporated by reference.

Amended and Restated Bylaws dated July 16, 2004, previously filed as an exhibit to the Trust’s Definitive Proxy Statement, Form DEF 14A, dated June 25, 2004 (File No. 000-08117) and is incorporated by reference.

(4)	-	None other than those listed in (3) above.

(9)	-	None

(10)	-	None

(11)	-	Statement regarding computation of per share earnings-omitted since information necessary to make the computation is included in the Financial Statements and Note 5 thereto.

(13)	-	None

(14)	-	Code of Ethics

(16)	-	None

(18)	-	None

(20)	-	None

(21)	-	None

(22)	-	None

(23)	-	None

(24)	-	None

(31.1)	-	Certification of President (Principal Executive Officer and CEO) Pursuant to SEC Rule 13a-14(a)/15d-14(a). - 51 -

(31.2)	-	Certification of Senior Vice-President and CFO (Principal Financial Officer) Pursuant to SEC Rule 13a-14(a)/15d-14(a).

(32)	-	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. - 52 -

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHURCH LOANS & INVESTMENTS TRUST
By:	/s/ B.R. McMorries
B.R. McMorries
Chairman of the Board of Trust Managers

DATE: June 28, 2005

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ B.R. McMorries B.R. McMorries	Chairman of the Board of Trust Managers	06-28-05
/s/ Larry G. Brown Larry G. Brown	Vice-Chairman of the Board of Trust Managers	06-28-05
/s/ Alfred J. Smith Alfred J. Smith	Secretary of the Board of Trust Managers	06-28-05
/s/ M. Kelly Archer M. Kelly Archer	President, Principal Executive Officer and CEO	06-28-05
/s/ Robert E. Fowler Robert E. Fowler	Senior Vice-President and Chief Financial Officer	06-28-05
/s/ Jack R. Vincent Jack R. Vincent	Trust Manager	06-28-05
/s/ Steven Rogers Steven Rogers	Trust Manager	06-28-05
/s/ Michael A. Bahn Michael A. Bahn	Trust Manager	06-28-05
/s/ Michael W. Borger	Trust Manager