Form 10QSB
period 2005-06-30
CHURCH LOANS & INVESTMENTS TRUST
filed 2005-08-15
CIK 20199

United States

Securities and Exchange Commission

Washington, D.C. 20549

____________

FORM 10-QSB

____________

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15[d] OF THE SECURITIES EXCHANGE ACT OF 1934

____________

Commission File No. 0-8117

CHURCH LOANS & INVESTMENTS TRUST

Texas	75-6030254
(State or other jurisdiction or incorporation or organization)	(IRS Employer Identification No.)

5305 W Interstate 40, Amarillo, Texas	79106-4759
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (806) 358-3666

____________

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of June 30, 2005, 10,217,094 shares of the Registrant’s shares of beneficial interest were outstanding.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

CHURCH LOANS & INVESTMENTS TRUST
INDEX
Page
Part 1.	Financial Information
Item 1:	Financial Statements:
	Condensed Balance Sheets (Unaudited) June 30, 2005 and March 31, 2005...................................................................	1
	Condensed Statements of Income (Unaudited) for the three-month periods ended June 30, 2005 and 2004.................................	2
	Condensed Statements of Cash Flows (Unaudited) for the three-month periods ended June 30, 2005 and 2004.................................	3
	Notes to Condensed Financial Statements (Unaudited)...........................................	4
Item 2:	Management’s Discussion and Analysis or Plan of Operation..................................	6
Item 3:	Controls and Procedures......................................................................................	15
Part II.	Other Information
Item 5:	Other Information.................................................................................................	15
Item 6(a):	Exhibits..............................................................................................................	16
Signatures..................................................................................................................................		17
Exhibit Index.................................................................................................................................		18

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Balance Sheets (Unaudited)
June 30, 2005 and March 31, 2005
ASSETS
	June 30, 2005	March 31, 2005

CASH AND CASH EQUIVALENTS	$149,565	$60,854
RECEIVABLES
Mortgage loans and church bonds – performing	40,834,997	38,103,729
Interim construction loans – performing	18,519,398	18,043,873
Nonperforming mortgage loans, church bonds and interim construction loans	3,161,317	3,171,844
Less: Allowance for credit losses	(1,713,249)	(1,713,249)
	60,802,463	57,606,197
Accrued interest receivable	399,065	342,687
Notes receivable	14,088	24,774
Net receivables	61,215,616	57,973,658
PROPERTY AND EQUIPMENT, net	222,672	223,188
OTHER REAL ESTATE OWNED	1,180,618	1,180,618
OTHER ASSETS	45,561	135,619
TOTAL ASSETS	$62,814,032	$59,573,937

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Notes payable and line of credit:
Related parties	$3,339,546	$3,598,662
Other	27,064,428	23,982,380
	30,403,974	27,581,042
Accrued interest payable	63,996	49,573
Other	1,518,057	1,249,632
Total liabilities	31,986,027	28,880,247

SHAREHOLDERS’ EQUITY
Shares of beneficial interest, no par value; authorized shares unlimited, 10,223,690 shares issued at June 30, 2005 and March 31, 2005	29,762,291	29,762,291
Undistributed net income	1,082,204	947,889
Treasury shares, at cost (6,596 shares)	(16,490)	(16,490)
Total shareholders’ equity	30,828,005	30,693,690
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$62,814,032	$59,573,937

These condensed financial statements should be read only in connection with the accompanying notes to condensed financial statements.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
Condensed Statements of Income (Unaudited)
Three-month periods ended June 30, 2005 and 2004

	Three-month periods ended June 30,
	2005	2004
INTEREST INCOME AND FEES
Interest and fees on mortgage loans, church bonds and interim construction loans	$1,290,644	$855,361
Total interest income and fees	1,290,644	855,361
INTEREST EXPENSE	363,506	116,918
Net interest income	927,138	738,443
OTHER INCOME	29,904	63,210
OTHER OPERATING EXPENSES
General and administrative	198,303	248,372
Board of Trust Managers’ fees	11,400	12,000
Total other operating expenses	209,703	260,372
NET INCOME	$747,339	$541,281

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	10,217,094	9,173,267
NET INCOME PER SHARE	$.07	$.06
DIVIDENDS PER SHARE	$.06	$.07

These condensed financial statements should be read only in connection with the accompanying notes to condensed financial statements.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
Condensed Statements of Cash Flows (Unaudited)
Three-month periods ended June 30, 2005 and 2004
	Three-month periods ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$747,339	$541,281
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	516	–
Amortization of loan discounts	(5,342)	(6,060)
Changes in:
Accrued interest receivable	(56,378)	(11,629)
Accrued interest payable	14,423	(29,197)
Other liabilities	268,425	169,981
Other, net	90,058	(14,287)
Net cash provided by operating activities	1,059,041	650,089

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in mortgage and interim construction loans and church bonds	(11,982,196)	(7,253,910)
Payments received on mortgage and interim construction loans and church bonds	8,791,272	5,990,489
Payments received on notes receivable	10,686	23,936
Purchase of property and equipment	–	(8,236)
Net cash (used) by investing activities	(3,180,238)	(1,247,721)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on notes payable and line of credit	14,454,433	7,449,916
Principal payments on notes payable and line of credit	(11,631,501)	(7,781,795)
Cash received from issuance of shares of beneficial interest, net of issuance costs	–	1,543,262
Cash dividends	(613,024)	(628,581)
Net cash provided by financing activities	2,209,908	582,802
Increase (decrease) in cash and cash equivalents	88,711	(14,830)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	60,854	264,942

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$149,565	$250,112

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$349,083	$146,115

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

NOTE 2 - WEIGHTED AVERAGE INTEREST RATES
Weighted average interest rates and net interest rate margins at June 30, 2005 and 2004, were as follows:
Mortgage loan and church bond portfolio	Total indebtedness	Net interest rate margin
June 30, 2005	7.61%	5.13%	2.48%
June 30, 2004	6.88%	3.02%	3.86%
NOTE 3 - CONTRACTUAL MATURITIES

Scheduled principal payments on mortgage loans, church bonds and interim loans and indebtedness (including notes payable) outstanding at June 30, 2005, for the five twelve-month periods subsequent to June 30, 2005, follow:

Twelve-month period ending June 30,	Mortgage loans, church bonds and interim loans	Indebtedness
2006	$21,905,123	$ 30,403,974
2007	2,340,425	-
2008	2,378,287	-
2009	2,423,152	-
2010	2,471,682	-

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
Notes to Condensed Financial Statements (Unaudited)
NOTE 4 - MORTGAGE LOANS, CHURCH BONDS AND INTERIM CONSTRUCTION LOANS

Mortgage loans, church bonds and interim construction loans on which the accrual of interest had been discontinued amounted to $3,161,317 and $3,254,095 at June 30, 2005 and 2004, respectively. If interest on these mortgage loans, church bonds and interim construction loans had been accrued as earned, interest and fees on loans in the accompanying condensed statements of income would have been increased by approximately $65,000 and $79,000 for the three-month periods ended June 30, 2005 and 2004, respectively. Interest income actually recognized on such loans during 2005 and 2004 was approximately $13,000 and $24,000, respectively.

NOTE 5 - SECURITIES OFFERING

Church Loans filed Form S-11, a Registration Statement, (the Statement) with the Securities and Exchange Commission indicating the Trust’s intent to offer 7,000,000 additional shares at a price of $3.00 per share. The purpose of this offering was to raise additional capital in order for Church Loans to make additional mortgage loans and, as a result, to further grow the company. The effective date of the registration was August 14, 2003. In addition, on various dates subsequent to August 14, 2003, the offering became effective in various states. Sales of shares ceased as of August 14, 2004, and as of such date, Church Loans had sold and issued an additional 3,216,288 shares, resulting in an increase of $9,138,425, net of issuance costs of $510,439, in the Church Loans’ shareholders’ equity.

This information is an integral part of the accompanying condensed financial statements.

CHURCH LOANS & INVESTMENTS TRUST

(A Real Estate Investment Trust)

Item 2. Management’s Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS DISCLOSURE

The following includes forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact made in this discussion are forward-looking, which can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. The forward-looking statements are based upon management’s current plans and expectations and are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements, including:

•	Competition in the business of making loans to churches;
•	A decline in general economic conditions;
•	A decline in real estate values affecting the value of the collateral securing our loans;
•	A rise in interest rates resulting in higher cost of funds to us prior to the re-pricing of the loans owing to us;
•	Our inability to borrow funds and at reasonable rates of interest;
•	General risks of lending;
•	Change in federal or state laws affecting our operations;
•	Loss of critical management; and
•	Other risks.

These risks and uncertainties are not intended to be exhaustive and should be read in conjunction with other cautionary statements made in this report.

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

Allowance for Credit Losses. The Audit Committee reviews the allowance for credit losses at the end of each quarter. The provision for losses is based on an amount that is adequate, in the opinion of the Audit Committee, based upon input from management, to absorb losses inherent in the existing portfolio. The evaluation, which includes a review of all loans on which full collection may not be reasonably assumed, considers among other factors, general economic conditions, the fair market value or estimated net realizable value of the underlying collateral securing the loan, past experience, trends in loan delinquency and other factors that warrant recognition in providing for an adequate allowance to absorb inherent losses. The evaluation by the Audit Committee includes a review of a quarterly grading methodology performed by management on all past-due loans. The Audit Committee, based upon its evaluation and review, then makes a recommendation to the full Board of Trust Managers as to the recommended amount of the credit loss reserve. The Board of Trust Managers, based upon the recommendation of the Audit Committee, establishes the amount of the allowance for credit losses and any adjustments to such allowance.

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

Management is aggressively pursuing quality new loans, both interim and permanent. This is evident by the 37% increase in our loan portfolio as of June 30, 2005 as compared to June 30, 2004.

Results of Operations—Three-month period ended June 30, 2005 as compared to three-month period ended June 30, 2004

Our revenues are derived from interest income earned on loans as well as, to a lesser degree, interest earned on church bonds and short-term investments. During the three-month period ended June 30, 2005, interest income and fees increased by $435,283 (51%) over the three-month period ended June 30, 2004.

The increase in interest income and fees during the three-month period ended June 30, 2005 as compared to the three-month period ended June 30, 2004 was primarily attributable to an increase in interest income on mortgage loans and interim loans, and an increase in commitment fees.

Interest income on mortgage loans increased from $591,659 during the three-month period ended June 30, 2004 to $678,369 during the three-month period ended June 30, 2005, an increase of $86,710 (15%). Interest income on interim loans increased from $113,935 during the three-month period ended June 30, 2004 to $427,916 for the three-month period ended June 30, 2005, an increase of $313,981 (276%).

Commitment fees earned during the three-month period ended June 30, 2004 as compared to June 30, 2005 increased from $112,990 to $170,452, an increase of $57,462 or 51%.

Contributing to the increase in interest income and fees during the three-month period ended June 30, 2005 as compared to the three-month period ended June 30, 2004 was the increase in the interest rates on our loan portfolio. The average interest rate on our loans and church bonds increased from 6.88% as of June 30, 2004 to 7.61% as of June 30, 2005, an increase of .73%.

There was an increase in the amount of our interim loans from $7,310,492 as of June 30, 2004, to $19,619,398 as of June 30, 2005. There was also an increase in mortgage loans and church bonds from $38,698,800 as of June 30, 2004 to $43,418,267 as of June 30, 2005. Therefore, the total mortgage loans, church bonds and interim loans, net of mortgage discounts, held by us increased from $45,464,879 as of June 30, 2004 to $62,515,712 as of June 30, 2005 (37%).

Our net income for the three-month period ended June 30, 2005 was $747,339 ($.07 per share), an increase of $206,058 (38%) as compared to the three-month period ended June 30, 2004. This increase was primarily attributable to the increase in net interest income.

Net interest income increased from $738,443 for the three-month period ended June 30, 2004 to $927,138 for the three-month period ended June 30, 2005, an increase of $188,695 (26%). Other income decreased from $63,210 for the three-month period ended June 30, 2004 to $29,904 for the three-month period ended June 30, 2005, a decrease of $33,306 (53%).

The increase in our net income for the three-month period ended June 30, 2005 as compared to the three-month period ended June 30, 2004 was offset by an increase in our interest expense. The weighted average interest rate on our debt increased from 3.02% for the three-month period ended June 30, 2004 to 5.13% for the three-month period ended June 30, 2005. Our interest expense increased from $116,918 for the three-month period ended June 30, 2004 to $363,506 for the three-month period ended June 30, 2005, an increase of $246,588 or 211%.

The increase in our interest expense is attributable to the increase in the weighted average interest rate on our debt and, to a greater extent, the increase in our debt resulting from the funding of the increase in our portfolio of mortgage and interim loans. Our total liabilities increased from $17,405,520 as of June 30, 2004 to $31,986,027 as of June 30, 2005, an increase of $14,580,507 or 84%.

Non-performing loans, church bonds and interim loans decreased from $3,254,095 as of June 30, 2004 to $3,161,317 as of June 30, 2005, a decrease of $92,778. The accrual of interest on these loans has been discontinued. If interest on these mortgage loans, church bonds and interim loans had been accrued as earned, interest and fees on loans would have been increased by approximately $65,000 and $79,000 for the three-month periods ended June 30, 2005 and 2004, respectively.

General and administrative expenses decreased from $248,372 for the three-month period ended June 30, 2004 to $198,303 for the three-month period ended June 30, 2005, a decrease of $50,069 or 20%.

On June 26, 2003, the Board of Trust Managers formally authorized the registration of an additional 7,000,000 shares of certificates of beneficial interest in the Trust at a price of $3.00 per share. This offering became effective with the SEC on August 14, 2003, and in various states from August 14, 2003 through July 1, 2004. Sales of the shares began in December 2003 and ceased as of August 14, 2004. During the offering, we sold an additional 3,216,288 shares resulting in an increase of $9,138,425, net of issuance costs of $510,439, in our shareholder’s equity. Of the total shares sold, we sold 545,537shares from March 31, 2004 to June 30, 2004. Shares outstanding increased from 9,525,149 as of June 30, 2004 to 10,217,094 as of June 30, 2005.

Net income per share increased from $.06 per share for the three-month period ended June 30, 2004 to $.07 per share for the three-month period ended June 30, 2005. This increase was attributable to the increase in our net income discussed above. Such increase in earnings per share was diluted due to the issuance of additional shares as discussed above. Assuming that the number of shares outstanding had not changed from June 30, 2004 and that net income would have remained the same for the three-month period ended June 30, 2005, then the net income per share as of June 30, 2005 would have been approximately $.08 per share. Therefore, the additional shares resulted in a dilution of earnings of approximately $.01 per share.

Financial Condition—Three-month period ended June 30, 2005 as compared to March 31, 2005

Our portfolio of performing mortgage loans and church bonds increased from $38,103,729 as of March 31, 2005 to $40,834,997 as of June 30, 2005. Our portfolio of performing interim loans also increased slightly during the three-month period ended June 30, 2005 from $18,043,873 to $18,519,398, an increase of $475,525. Mortgage loans, interim loans and church bonds held by us increased from $59,319,446 as of March 31, 2005 to $62,515,712 as of June 30, 2005, an increase of $3,196,266 (5%).

Nonperforming mortgage loans, church bonds and interim loans decreased from $3,171,844 as of March 31, 2005 to $3,161,317 as of June 30, 2005. Total performing mortgage loans, church bonds and interim loans increased from $56,147,602 as of March 31, 2005 to $59,354,395 as of June 30, 2005, an increase of $3,206,793 (6%). Consistent with such increase in performing loans, total assets increased from $59,573,937 as of March 31, 2005 to $62,814,032 as of June 30, 2005, an increase of $3,240,095 (5%).

Our liabilities increased from $28,880,247 as of March 31, 2005 to $31,986,027 as of June 30, 2005.

Shareholders’ equity increased by $134,315 from March 31, 2005 to June 30, 2005.

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

Our assets primarily consist of our loan portfolio, real estate acquired through foreclosure and our office building and facilities. Our operational expenses are comprised of the maintenance of our office building, the payment of the salaries of our management and support staff, office expenses, fees paid to the Board of Trust Managers, the payment for legal and accounting services, and expenses incurred relative to real estate securing our loans or acquired through foreclosure. Substantially all of our assets are invested in the permanent and interim loans. Our only potential liquidity problems relate to the timely and proper repayment of the leveraged funds we have borrowed to make loans in excess of our capital and the ability to fund loan commitments. All of our indebtedness is generally classified as short term having maturities ranging from “on demand” to maturities repayable over various periods extending through fiscal 2006.

Our primary sources of funds for liquidity consist of cash reserves, net cash provided by operations, payments received from the loans comprising our loan portfolio, and funds available through debt financing, including our line of credit agreement with the Amarillo National Bank.

Our level of liquidity based upon cash and cash equivalents increased by $88,711 during the three-month period ended June 30, 2005. During this same period, we invested $11,982,196 in mortgage and interim construction loans using available cash of $60,854, net borrowings on our bank line of credit and Master Note agreements in the amount of $2,822,932, net cash provided by operating activities in the amount of $1,059,041, principal payments received on our loan portfolio in the amount of $8,791,272, and other cash provided by investing activities of approximately $10,686. The total liquidity available to invest in mortgage and interim construction loans was reduced by $613,024 paid in cash dividends during the three-month period ended June 30, 2005.

All of our debt obligations outstanding as of June 30, 2005, in the amount of $30,403,974 will mature in fiscal 2006. These debt obligations primarily consist of our bank line of credit and Master Note Agreements. As of June 30, 2005, our loan agreement with the Amarillo National Bank provided for a line of credit in the amount of $25,000,000. The amount owing on the line of credit as of June 30, 2005 was $13,820,000. Although the bank line of credit matures in fiscal 2006, it is anticipated that the line of credit will be renewed annually. In the event that the bank elects not to renew the line of credit, we may under the terms of the loan agreement retire the line of credit over a period of time, not to exceed five years, equal to the weighted average remaining term of all of our real estate lien notes which are pledged to secure the bank line of credit.

At June 30, 2005, loans to us under Master Note Agreements, which are in effect demand notes, totaled $16,583,974. In the past, we have utilized our bank line of credit and the principal paid to us upon our outstanding loan portfolio in order to meet our maturing obligations.

Although our cash and cash equivalents as of June 30, 2005 were only $149,565, the balance which could be borrowed by us upon our bank line of credit was $11,180,000. The principal payments scheduled to be received on our loan portfolio for the twelve-month period ending June 30, 2006 and 2007 are $21,905,123 and $2,340,425, respectively. Assuming all of these scheduled principal payments are received, these payments, together with the balance available to us on our bank line of credit, should provide us with sufficient funds to meet our maturing obligations and fund loan commitments without the necessity of borrowing funds from other sources. Based upon our success in obtaining borrowings in the past, we are confident that, should it be necessary, we will be able to obtain additional bank financing in the future in sufficient amounts for us to timely meet all of our obligations.

Should all the scheduled principal payments upon loans not be received, and should we be unable to borrow against our line of credit, and should borrowings from other sources not be available, it would be necessary to sell a portion of our mortgage loan portfolio in order for it to meet all of our financial obligations. At June 30, 2005, the principal balance of our loan and church bond portfolio was $62,515,712, net of unamortized purchase discounts. The weighted average interest rate on loans and church bonds was 7.61% per annum. In view of the normal marketability of conventional loans, we might be required to discount a majority of these loans in order for them to be attractive for purchase. The principal amount of these loans if discounted to yield a weighted average interest rate of 12%, 14% and 16% would be $39,645,381, $33,981,757 and $29,734,038, respectively. There is no assurance that we would be able to sell all, or a portion of our portfolio of loans, in which event, it would be necessary to secure a loan, or loans, from a lender in order to meet our financial obligations. There is no assurance that we would be able to secure a loan in such instance. We have sold only one of the loans in our mortgage loan portfolio and, therefore, we have limited experience in this area.

Principal payments scheduled to be received upon our permanent loan portfolio during the twelve-month period ending June 30, 2006 and 2007, if not used to fund new loan commitments, would be used to reduce our outstanding indebtedness. Should we use the payments of principal which shall be received upon our loan portfolio to reduce our outstanding indebtedness, our interest expense will decrease. In such instance, whether the decrease in the interest income will exceed, or be less than, the decrease in the interest expense will largely be dependent upon the prime rate of interest prevailing at such time due to the fact that the interest to be earned upon our mortgage loan portfolio is generally based upon a fixed rate of interest or a variable rate of interest that periodically reprices, while the interest to be paid by us upon our outstanding debts is directly, or indirectly, tied to the prime rate of interest charged by major domestic banks.

As of June 30, 2005, a substantial portion of the promissory notes evidencing the loans made by us have been pledged to secure our bank line of credit. Promissory notes totaling $17,504,534 were pledged against the bank line of credit which had a total outstanding balance of $13,820,000. The required collateral for this bank loan was

$15,202,000, leaving an excess of promissory notes which have been pledged to secure said bank notes of $2,302,534. These excess promissory notes may be reassigned by the bank to us to be sold in order to meet our financial obligations. Should it be necessary, in order to meet our financial obligations, these excess notes amounting to $2,302,534 and other additional promissory notes in the approximate amount of $45,011,178 (for a total amount of $47,313,712) would be available to be sold to meet our financial obligations. Should the excess promissory notes be assigned by the bank to us as heretofore described, the bank line of credit would continue to be secured by the required ratio of notes pledged to the principal balance of the bank line of credit. There is no assurance that we would be able to sell all, or any portion of, these notes.

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

Inflation

At June 30, 2005, the weighted average interest rate on our mortgage loan and church bond portfolio was 7.61% per annum while the weighted average interest rate upon all our borrowings was 5.13% per annum. Although a majority of the loans constituting our loan portfolio have been made at variable rates of interest that generally reprice either daily, annually, or otherwise periodically, a portion of the loans constituting our loan portfolio have been made at fixed rates of interest and therefore are not subject to being increased or decreased during the term of the loan. All of our indebtedness is either directly or indirectly tied to the prime rate of interest charged by major banking institutions and, therefore, is subject to fluctuation.

During periods of inflation, the prime rate of interest charged by major banking institutions, as well as the interest rate or cost of borrowing money from any lender, generally increases. Consequently, during an inflationary period our interest expense would increase. Since our interest income would not increase as rapidly, an increase in our interest expense would decrease our net income. However, interest income should subsequently increase as variable rate loans reprice. Should the amount of our loans and the amount of our indebtedness remain constant, and should the weighted average interest rate upon the indebtedness increase to approximately 14.87% per annum, the interest income and the interest expense of the Trust would be substantially equal.

On December 31, 2004, we renewed and extended our loan agreement with the Amarillo National Bank. However, at such renewal, the agreement was amended to provide for an interest rate that adjusts as and when the one-month London Interbank Offered Rates (“LIBOR”) changes. However, most of our loans are made on interest rates that are tied to the Wall Street Journal Prime Rate or a similar index used by major U.S. banking institutions. Therefore, our cost of funds is tied to a different index than the index used in our loan portfolio. In the event that the one-month LIBOR increased more rapidly than the U.S. bank prime rate used to adjust loans in our loan portfolio or the U.S. bank prime decreased more rapidly than the one-month LIBOR, then our interest rate spread would shrink and our net income would be reduced. In the event that the U.S. bank prime rate of interest used to adjust our loan portfolio increased more rapidly than the one-month LIBOR or the one-month LIBOR decreased more rapidly than the U.S. bank prime rate of interest, then our interest rate spread would increase, thereby increasing our net income.

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

Item 3. Controls and Procedures

The Trust’s chief executive officer and its senior vice president are charged with making an evaluation of the Trust’s disclosure controls and procedures. These controls and procedures are designed to ensure that information required to be disclosed in reports mandated by the Securities Exchange Act of 1934 is recorded, communicated to management, and accurately reported within the required time periods. The Trust’s chief executive officer and senior vice president have concluded, based upon their evaluation of these controls and procedures as of June 30, 2005, that the Trust’s disclosure controls and procedures are effective.

There have been no significant changes in the Trust’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 5. Other Information.

We purchased a loan in March 2003 owing by St. Luke Memorial Missionary Baptist Church. Although partial payments had been received from the church, the loan was in default. Due to such default, accrual of interest on the loan had been discontinued. Therefore, interest on the loan was recognized only when a payment was actually received. We refer to this as accounting for the loan on a “cash basis.” On July 1, 2005, we received and accepted $1,425,000 in full and final payment on the loan. The payment of this loan resulted in the recognition of $395,961 in income which is the equivalent of almost $.04 per share.

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

CHURCH LOANS & INVESTMENTS TRUST
DATE:	8/15/2005	BY:	/S/ B. R. McMorries
B. R. McMorries, Chairman

DATE:	8/15/2005	BY:	/S/ Kelly Archer
Kelly Archer
President and Chief Executive Officer

CHURCH LOANS & INVESTMENTS TRUST

EXHIBIT INDEX
Exhibit Number	Description	Page

Exhibit 31.1	Certification by the President and CEO Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934	19

Exhibit 31.2	Certification by the Senior Vice President and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934	20

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President and CEO	21

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350,as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Senior Vice President and CFO	22