Form 10QSB
period 2005-09-30
CHURCH LOANS & INVESTMENTS TRUST
filed 2005-11-08
CIK 20199

United States

Securities and Exchange Commission

Washington, D.C. 20549

____________

FORM 10-QSB

____________

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

____________

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 30, 2005, 10,217,094 shares of the Registrant’s shares of beneficial interest were outstanding.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

CHURCH LOANS & INVESTMENTS TRUST
INDEX
Page
Part 1.	Financial Information
Item 1:	Financial Statements:
	Condensed Balance Sheets (Unaudited) September 30, 2005 and March 31, 2005.................................................................	1
	Condensed Statements of Income (Unaudited) for the three-month and six-month periods ended September 30, 2005 and 2004...	2
	Condensed Statements of Cash Flows (Unaudited) for the six-month periods ended September 30, 2005 and 2004..............................	3
	Notes to Condensed Financial Statements (Unaudited)...........................................	4
Item 2:	Management’s Discussion and Analysis or Plan of Operation..................................	6
Item 3:	Controls and Procedures..........................................................................................	13
Part II.	Other Information
Item 4:	Submission of Matters to a Vote of Security Holders....................................................	13
Item 6(a):	Exhibits......................................................................................................................	14
Signatures....................................................................................................................................		15
Exhibit Index.................................................................................................................................		16

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Balance Sheets (Unaudited)
September 30, 2005 and March 31, 2005
ASSETS
	September 30, 2005	March 31, 2005

CASH AND CASH EQUIVALENTS	$498,854	$60,854
RECEIVABLES
Mortgage loans and church bonds – performing	44,736,920	38,103,729
Interim construction loans – performing	19,517,332	18,043,873
Nonperforming mortgage loans, church bonds and interim construction loans	1,680,204	3,171,844
Less: Allowance for credit losses	(1,713,249)	(1,713,249)
	64,221,207	57,606,197
Accrued interest receivable	426,374	342,687
Notes receivable	10,878	24,774
Net receivables	64,658,459	57,973,658
PROPERTY AND EQUIPMENT, net	222,156	223,188
OTHER REAL ESTATE OWNED	1,180,618	1,180,618
OTHER ASSETS	40,992	135,619
TOTAL ASSETS	$66,601,079	$59,573,937

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES

Notes payable and line of credit:
Related parties	$3,618,155	$3,598,662
Other	29,430,386	23,982,380
	33,048,541	27,581,042
Accrued interest payable	68,539	49,573
Other	1,605,219	1,249,632
Total liabilities	34,722,299	28,880,247

SHAREHOLDERS’ EQUITY
Shares of beneficial interest, no par value; authorized shares unlimited, 10,223,690 shares issued at September 30, 2005 and March 31, 2005	29,762,291	29,762,291
Undistributed net income	2,132,979	947,889
Treasury shares, at cost (6,596 shares)	(16,490)	(16,490)
Total shareholders’ equity	31,878,780	30,693,690
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$66,601,079	$59,573,937

These condensed financial statements should be read only in connection with the accompanying notes to condensed financial statements.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
Condensed Statements of Income (Unaudited)
Three-month and Six-month periods ended September 30, 2005 and 2004

	Three-month periods ended September 30,		Six-month periods ended September 30,
	2005	2004	2005	2004
INTEREST INCOME AND FEES
Interest and fees on mortgage loans, church bonds and interim construction loans	$1,731,251	$995,231	$3,021,895	$1,850,592
Total interest income and fees	1,731,251	995,231	3,021,895	1,850,592

INTEREST EXPENSE	424,319	140,486	787,825	257,404
Net interest income	1,306,932	854,745	2,234,070	1,593,188

OTHER INCOME	25,890	51,995	55,794	115,205
OTHER OPERATING EXPENSES
General and administrative	269,747	181,294	468,050	429,666
Board of Trust Managers’ fees	12,300	13,200	23,700	25,200
Total other operating expenses	282,047	194,494	491,750	454,866
NET INCOME	$1,050,775	$712,246	$1,798,114	$1,253,527

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	10,217,094	9,985,673	10,217,094	9,581,689
NET INCOME PER SHARE	$.10	$.07	$.17	$.13
DIVIDENDS PER SHARE	$-	$-	$.06	$.07

These condensed financial statements should be read only in connection with the accompanying notes to condensed financial statements.

-2

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
Condensed Statements of Cash Flows (Unaudited)
Six-month periods ended September 30, 2005 and 2004
	Six-month periods ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,798,114	$1,253,527
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,032	-
Amortization of loan discounts	(450,794)	(11,937)
Gain on sale of other real estate owned	-	(13,203)
Changes in:
Accrued interest receivable	(83,687)	19,840
Accrued interest payable	18,966	(26,078)
Federal income tax payable	-	(37,553)
Other liabilities	355,587	322,727
Other, net	94,627	(54,883)
Net cash provided by operating activities	1,733,845	1,452,440

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in mortgage and interim construction loans and church bonds	(27,638,137)	(20,001,469)
Payments received on mortgage and interim construction loans and church bonds	21,473,921	11,897,137
Payments received on notes receivable	13,896	48,601
Proceeds from sale of other real estate owned	-	29,241
Purchase of property and equipment	-	(9,977)
Net cash used by investing activities	(6,150,320)	(8,036,467)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on notes payable and line of credit	28,682,463	20,743,893
Principal payments on notes payable and line of credit	(23,214,964)	(17,256,690)
Cash received from issuance of shares of beneficial interest, net of issuance costs	-	3,515,715
Cash dividends	(613,024)	(628,581)
Net cash provided by financing activities	4,854,475	6,374,337
Increase (decrease) in cash and cash equivalents	438,000	(209,690)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	60,854	264,942

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$498,854	$55,252

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$768,859	$283,482
Mortgage loan issued in connection with sale of other real estate	$-	$235,000
Cash paid for income taxes	$-	$37,553

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
Notes to Condensed Financial Statements (Unaudited)
NOTE 1 - GENERAL
See Summary of Significant Accounting Policies in the Trust’s March 31, 2005 Annual Report on Form 10-KSB for a summary of the Trust’s significant accounting policies.

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

NOTE 2 - WEIGHTED AVERAGE INTEREST RATES
Weighted average interest rates and net interest rate margins at September 30, 2005 and 2004, were as follows:

	Mortgage loan and church bond portfolio	Total indebtedness	Net interest rate margin
September 30, 2005	8.02%	5.65%	2.37%
September 30, 2004	6.72%	3.78%	2.94%

NOTE 3 - CONTRACTUAL MATURITIES

Scheduled principal payments on mortgage loans, church bonds and interim loans and indebtedness (including notes payable) outstanding at September 30, 2005, for the five twelve-month periods subsequent to September 30, 2005, follow:

Twelve-month period ending September 30,	Mortgage loans, church bonds and interim loans	Indebtedness
2006	$22,838,882	$ 33,048,541
2007	2,288,096	-
2008	2,317,209	-
2009	2,374,552	-
2010	2,457,124	-
NOTE 4 - MORTGAGE LOANS, CHURCH BONDS AND INTERIM CONSTRUCTION LOANS

Mortgage loans, church bonds and interim construction loans on which the accrual of interest had been discontinued amounted to $1,680,204 and $3,248,139 at September 30, 2005 and 2004, respectively. If interest on these mortgage loans, church bonds and interim construction loans had been accrued as earned, interest and fees on loans in the accompanying condensed statements of income would have been increased by approximately $91,000 and $79,000 for the six-month periods ended September 30, 2005 and 2004, respectively. Interest income actually recognized on such loans during 2005 and 2004 was approximately $74,000 and $12,000, respectively.

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

Revenue Recognition. We accrue interest income as it is earned. All past due loans are reviewed monthly by management and the Audit Committee. A past due loan is evaluated based upon the payment history, opinion of the ultimate collectibility of the principal and interest and other experience factors. The accrual of interest is generally discontinued on loans and church bonds more than 60 days past due unless the credit is well secured and in process of collection. In all cases, loans and bonds are placed on non-accrual or charged-off at an earlier date, if collection of principal or interest is considered doubtful.

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

Allowance for Credit Losses. The Audit Committee reviews the allowance for credit loss at the end of each quarter. The provision for losses is based on an amount that is adequate, in the opinion of the Audit Committee, based upon input from management, to absorb losses inherent in the existing portfolio. The evaluation, which includes a review of all loans on which full collection may not be reasonably assumed, considers among other factors, general economic conditions, the fair market value or estimated net realizable value of the underlying collateral securing the loan, past experience, trends in loan delinquency and other factors that warrant recognition in providing for an adequate allowance to absorb inherent losses. The evaluation by the Audit Committee includes a review of a quarterly grading methodology performed by management on all past-due loans. The Audit Committee, based upon its evaluation and review, then makes a recommendation to the full Board of Trust Managers as to the recommended amount of the credit loss reserve. The Board of Trust Managers, based upon the recommendation of the Audit Committee, establishes the amount of the allowance for credit loss and any adjustments to such allowance.

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

Management continues to pursue quality new loans, both interim and permanent, resulting in a 25% increase in our loan portfolio as of September 30, 2005 as compared to September 30, 2004.

Results of Operations—Three-month period ended September 30, 2005 as compared to three-month period ended September 30, 2004.

Our revenues are derived from interest income earned on loans as well as, to a lesser degree, interest earned on church bonds and short-term investments. During the three-month period ended September 30, 2005, interest income and fees increased by $736,020 (74%) over the three-month period ended September 30, 2004.

The increase in interest income and fees during the three-month period ended September 30, 2005 as compared to the three-month period ended September 30, 2004 was primarily attributable to an increase in interest income on mortgage loans and interim loans, including the recognition of $395,961 in income from the payment of a loan acquired by the Trust that was previously in default.

Interest income on mortgage loans increased from $609,235 during the three-month period ended September 30, 2004 to $728,028 during the three-month period ended September 30, 2005, an increase of $118,793 (20%). Interest income on interim loans increased from $154,127 during the three-month period ended September 30, 2004 to $420,423 for the three-month period ended September 30, 2005, an increase of $266,296 (173%).

Also contributing significantly to the increase in interest income and fees was the recognition of income from the payment of a loan owing by St. Luke Missionary Baptist Church that was previously in default. On July 1, 2005, we received and accepted $1,425,000 in full and final payment on the loan. The payment of this loan resulted in the recognition of $395,961 in income. This income was characterized as discount income on mortgage loans since this loan was acquired by the Trust at a price below the principal balance of the loan.

Commitment fees earned during the three-month period ended September 30, 2004 as compared to September 30, 2005 decreased from $218,098 to $143,895, a decrease of $74,203 or 34%.

Contributing to the increase in interest income and fees during the three-month period ended September 30, 2005 as compared to the three-month period ended September 30, 2004 was the increase in the interest rates on our loan portfolio. The average interest rate on our loans and church bonds increased from 6.72% as of September 30, 2004 to 8.02% as of September 30, 2005, an increase of 1.30%.

There was an increase in the amount of our interim loans from $12,744,537 as of September 30, 2004, to $20,617,332 as of September 30, 2005. There was also an increase in mortgage loans and church bonds from $40,340,666 as of September 30, 2004 to $45,393,626 as of September 30, 2005. Therefore, the total mortgage loans, church bonds and interim loans, net of mortgage discounts, held by us increased from $52,546,667 as of September 30, 2004 to $65,934,456 as of September 30, 2005, an increase of $13,387,789 or 25%.

Our net income for the three-month period ended September 30, 2005 was $1,050,775 ($.10 per share), an increase of $338,529 (48%) as compared to the three-month period ended September 30, 2004. This increase was primarily attributable to the increase in net interest income.

Net interest income increased from $854,745 for the three-month period ended September 30, 2004 to $1,306,932 for the three-month period ended September 30, 2005, an increase of $452,187 (53%). Other income decreased from $51,995 for the three-month period ended September 30, 2004 to $25,890 for the three-month period ended September 30, 2005, a decrease of $26,105 (50%).

Our interest expense increased from $140,486 for the three-month period ended September 30, 2004 to $424,319 for the three-month period ended September 30, 2005, an increase of $283,833 or 202%. The weighted average interest rate on our debt increased from 3.78% for the three-month period ended September 30, 2004 to 5.65% for the three-month period ended September 30, 2005.

The increase in our interest expense is attributable to the increase in the weighted average interest rate on our debt and, to a greater extent, the increase in our debt resulting from the funding of the increase in our portfolio of mortgage and interim loans. Our total liabilities increased from $21,445,738 as of September 30, 2004 to $34,722,299 as of September 30, 2005, an increase of $13,276,561 or 62%.

General and administrative expenses increased from $181,294 for the three-month period ended September 30, 2004 to $269,747 for the three-month period ended September 30, 2005, an increase of $88,453 or 49%. This increase in general and administrative expenses is due to several reasons.  Advertising expenses increased $6,078 due to increased periodical and internet advertising.  Audit and accounting, legal expenses and printing costs increased by $42,485 for the three month period ended September 30, 2005 as compared to the three month period ended September 30, 2004.  These increases were due in part to additional costs of regulatory compliance and due to the delay of the annual shareholders’ meeting to the second quarter of our fiscal year.  The scheduling of this annual meeting in August pushed many of the expenses relating to the annual shareholders’ meeting into the three month period ended September 30, 2005. Other expenses contributing to the increase in general and administrative expenses were primarily costs associated with appraisal costs and insurance on property acquired as a result of a foreclosure in the amount of $8,300 and significant costs of repairs and maintenance of copying and computer equipment. Finally, salaries paid during the three month period ended September 30, 2005 increased by $6,374 as compared to the three month period ended September 30, 2004.

On June 26, 2003, the Board of Trust Managers formally authorized the registration of an additional 7,000,000 shares of certificates of beneficial interest in the Trust at a price of $3.00 per share. This offering became effective with the SEC on August 14, 2003, and in various states from August 14, 2003 through July 1, 2004. Sales of the shares began in December 2003 and ceased as of August 14, 2004. During the offering, we sold an additional 3,216,288 shares resulting in an increase of $9,138,425, net of issuance costs of $510,439, in our shareholder’s equity. We sold an additional 691,945 shares from June 30, 2004 to September 30, 2004. Shares outstanding as of September 30, 2004 and as of September 30, 2005 were 10,217,094.

Net income per share increased from $.07 per share for the three-month period ended September 30, 2004 to $.10 per share for the three-month period ended September 30, 2005. This increase was attributable to the increase in our net income discussed above.

Results of Operations – Six-month period ended September 30, 2005 as compared to the six-month period ended September 30, 2004

During the six-month period ended September 30, 2005, interest income and fees increased by $1,171,303 (63%) over the six-month period ended September 30, 2004. This increase was primarily attributable to an increase in interest and fees on mortgage loans and interim construction loans and to the recognition of income from the payment of the St. Luke loan in the amount of $395,961. Interest income and fees on mortgage loans and interim construction loans increased from $1,468,955 for the six-month period ended September 30, 2004 to $2,254,736 for the six-month period ended September 30, 2005, an increase of $785,781 or 53%. Furthermore, discount income on mortgage loans resulting primarily from the payment of the St. Luke loan increased from $11,937 for the six-month period ended September 30, 2004 to $450,794 for the six-month period ended September 30, 2005.

The increase in interest income and fees was offset by a slight decrease in commitment fees for the six-month period ended September 30, 2005 of $16,741 as compared to the six-month period ended September 30, 2004.

Contributing to the increase in interest income and fees for the six-month period ended September 30, 2005 as compared to the six-month period ended September 30, 2004 was an increase in the interest rates on our loan portfolio. As mentioned above, the average interest rate on our loans and church bonds increased from 6.72% as of September 30, 2004, to 8.02% as of September 30, 2005.

Net interest income increased from $1,593,188 for the six-month period ended September 30, 2004 to $2,234,070 for the six-month period ended September 30, 2005, an increase of $640,882 or 40%. This increase was reduced by an increase in interest expense. Our interest expense increased by $530,421 for the six-month period ended September 30, 2005 as compared to September 30, 2004.

Our net income for the six-month period ended September 30, 2005, was $1,798,114 ($.17 per share), an increase of $544,587 (43%) as compared to the six-month period ended September 30, 2004. This increase was attributable to the increase in net interest income, as described above. Other income decreased from $115,205 for the six-month period ended September 30, 2004, to $55,794 for the six-month period ended September 30, 2005, a decrease of $59,411 (52%).

General and administration expenses increased from $429,666 for the six-month period ended September 30, 2004 to $468,050 for the six-month period ended September 30, 2005, an increase of $38,384 (9%).

Non-performing loans, church bonds and interim loans decreased from $3,248,139 as of September 30, 2004 to $1,680,204 as of September 30, 2005, a decrease of $1,567,935. The accrual of interest on these loans has been discontinued. If interest on these mortgage loans, church bonds and interim loans had been accrued as earned, interest and fees on loans would have been increased by approximately $79,000 and $91,000 for the six-month periods ended September 30, 2004 and 2005, respectively.

Net income per share increased from $.13 per share for the six-month period ended September 30, 2004 to $.17 per share for the six-month period ended September 30, 2005. This increase was primarily the result of the increase in our net interest income for the six-month period ended September 30, 2005 as compared to the six-month period ended September 30, 2004.

Financial Condition —September 30, 2005 as compared to March 31, 2005

Our portfolio of performing mortgage loans and church bonds increased from $38,103,729 as of March 31, 2005 to $44,736,920 as of September 30, 2005. Our portfolio of performing interim loans also increased slightly during the six-month period ended September 30, 2005 from $18,043,873 to $19,517,332, an increase of $1,473,459. Mortgage loans, interim loans and church bonds held by us increased from $59,319,446 as of March 31, 2005 to $65,934,456 as of September 30, 2005, an increase of $6,615,010 (11%).

Nonperforming mortgage loans, church bonds and interim loans decreased from $3,171,844 as of March 31, 2005 to $1,680,204 as of September 30, 2005. Total performing mortgage loans, church bonds and interim loans increased from $56,147,602 as of March 31, 2005 to $64,254,252 as of September 30, 2005, an increase of $8,106,650 (14%). Consistent with such increase in performing loans, total assets increased from $59,573,937 as of March 31, 2005 to $66,601,079 as of September 30, 2005, an increase of $7,027,142 (12%).

Our liabilities increased from $28,880,247 as of March 31, 2005 to $34,722,299 as of September 30, 2005.

Shareholders’ equity increased by $1,185,090 from March 31, 2005 to September 30, 2005.

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

Our level of liquidity based upon cash and cash equivalents increased by $438,000 during the six-month period ended September 30, 2005. During this same period, we invested $27,638,137 in mortgage and interim construction loans using available cash of $498,854, net borrowings on our bank line of credit and Master Note Agreements in the amount of $5,467,499, net cash provided by operating activities in the amount of $1,733,845, principal payments received on our loan portfolio in the amount of $21,473,921, and other cash provided by investing activities of approximately $13,896. The total liquidity available to invest in mortgage and interim construction loans was reduced by $613,024 paid in cash dividends during the six-month period ended September 30, 2005.

All of our debt obligations outstanding as of September 30, 2005, in the amount of $33,048,541, will mature in fiscal 2006. These debt obligations primarily consist of our bank line of credit and Master Note Agreements. As of September 30, 2005, our loan agreement with the Amarillo National Bank provided for a line of credit in the amount of $25,000,000. The amount owing on the line of credit as of September 30, 2005 was $16,320,000. Although the bank line of credit matures in fiscal 2006, it is anticipated that the line of credit will be renewed annually. In the event that the bank elects not to renew the line of credit, we may under the terms of the loan agreement retire the line of credit over a period of time, not to exceed five years, equal to the weighted average remaining term of all of our real estate lien notes which are pledged to secure the bank line of credit.

At September 30, 2005, loans to us under Master Note Agreements, which are in effect demand notes, totaled $16,728,541. In the past, we have utilized our bank line of credit and the principal paid to us upon our outstanding loan portfolio in order to meet our maturing obligations.

Although our cash and cash equivalents as of September 30, 2005 were only $498,854, the balance which could be borrowed by us upon our bank line of credit was $8,680,000. The principal payments scheduled to be received on our loan portfolio for the twelve-month period ending September 30, 2006 and 2007 are $22,838,882 and $2,288,096, respectively. Assuming all of these scheduled principal payments are received, these payments, together with the balance available to us on our bank line of credit, should provide us with sufficient funds to meet our maturing obligations and fund loan commitments without the necessity of borrowing funds from other sources. Based upon our success in obtaining borrowings in the past, we are confident that, should it be necessary, we will be able to obtain additional bank financing in the future in sufficient amounts for us to timely meet all of our obligations.

Should all the scheduled principal payments upon loans not be received, and should we be unable to borrow against our line of credit, and should borrowings from other sources not be available, it would be necessary to sell a portion of our mortgage loan portfolio in order for it to meet all of our financial obligations. At September 30, 2005, the principal balance of our loan and church bond portfolio was $65,934,456, net of unamortized purchase discounts. The weighted average interest rate on loans and church bonds was 8.02% per annum. In view of the normal marketability of conventional loans, we might be required to discount a majority of these loans in order for them to be attractive for purchase. The principal amount of these loans if discounted to yield a weighted average interest rate of 12%, 14% and 16% would be $44,066,192, $37,771,021, and $33,049,644, respectively. There is no assurance that we would be able to sell all, or a portion of our portfolio of loans, in which event, it would be necessary to secure a loan, or loans, from a lender in order to meet our financial obligations. There is no assurance that we would be able to secure a loan in such instance. We have sold only one of the loans in our mortgage loan portfolio and, therefore, we have limited experience in this area.

Principal payments scheduled to be received upon our permanent loan portfolio during the twelve-month period ending September 30, 2006 and 2007, if not used to fund new loan commitments, would be used to reduce our outstanding indebtedness. Should we use the payments of principal which shall be received upon our loan portfolio to reduce our outstanding indebtedness, our interest expense will decrease. In such instance, whether the decrease in the interest income will exceed, or be less than, the decrease in the interest expense will largely be dependent upon the prime rate of interest prevailing at such time due to the fact that the interest to be earned upon our mortgage loan portfolio is generally based upon a fixed rate of interest or a variable rate of interest that periodically reprices, while the interest to be paid by us upon our outstanding debts is directly, or indirectly, tied to the prime rate of interest charged by major domestic banks.

As of September 30, 2005, a substantial portion of the promissory notes evidencing the loans made by us have been pledged to secure our bank line of credit. Promissory notes totaling $27,528,184 were pledged against the bank line of credit which had a total outstanding balance of $16,320,000. The required collateral for this bank loan was $17,952,000, leaving an excess of promissory notes which have been pledged to secure said bank notes of $9,576,184. These excess promissory notes may be reassigned by the bank to us to be sold in order to meet our financial obligations. Should it be necessary, in order to meet our financial obligations, these excess notes amounting to $9,576,184 and other additional promissory notes in the approximate amount of $38,406,272 (for a total amount of $47,982,456) would be available to be sold to meet our financial obligations. Should the excess promissory notes be assigned by the bank to us as heretofore described, the bank line of credit would continue to be secured by the required ratio of notes pledged to the principal balance of the bank line of credit. There is no assurance that we would be able to sell all, or any portion of, these notes.

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

Inflation

At September 30, 2005, the weighted average interest rate on our mortgage loan and church bond portfolio was 8.02% per annum while the weighted average interest rate upon all our borrowings was 5.65% per annum resulting in a net interest rate margin of 2.37%. By comparison, as of September 30, 2004, the weighted average interest rate on our mortgage loan and church bond portfolio was 6.72% per annum while the weighted average interest rate upon all our borrowings was 3.78% per annum resulting in a net interest rate margin of 2.94%. Therefore, our net interest rate margin has decreased by .57% as of September 30, 2005 as compared to September 30, 2004.

Although a majority of the loans constituting our loan portfolio have been made at variable rates of interest that generally reprice either daily, annually, or otherwise periodically, a portion of the loans constituting our loan portfolio have been made at fixed rates of interest and therefore are not subject to being increased or decreased during the term of the loan.

During periods of inflation, interest charged by major banking institutions, as well as the interest rate or cost of borrowing money from any lender, generally increases. Consequently, during an inflationary period our interest expense would increase. Since our interest income would not increase as rapidly, an increase in our interest expense would decrease our net income. However, interest income should subsequently increase as variable rate loans reprice. Should the amount of our loans and the amount of our indebtedness remain constant, and should the weighted average interest rate upon the indebtedness increase to approximately 16% per annum, the interest income and the interest expense of the Trust would be substantially equal.

On December 31, 2004, we renewed and extended our loan agreement with the Amarillo National Bank. The loan agreement provides for an interest rate that adjusts as and when the one-month London Interbank Offered Rates (“LIBOR”) changes. The interest rate on our Master Note Agreements adjusts as and when the Wall Street Journal Prime Rate of Interest changes. However, most of our loans are made on interest rates that are tied to the Wall Street Journal Prime Rate or a similar index used by major U.S. banking institutions. Therefore, approximately one-half of our cost of funds is tied to a different index than the index used in our loan portfolio. In the event that the one-month LIBOR increased more rapidly than the U.S. bank prime rate used to adjust loans in our loan portfolio or the U.S. bank prime decreased more rapidly than the one-month LIBOR, then our interest rate spread would shrink and our net income would be reduced. In the event that the U.S. bank prime rate of interest used to adjust our loan portfolio increased more rapidly than the one-month LIBOR or the one-month LIBOR decreased more rapidly than the U.S. bank prime rate of interest, then our interest rate spread would increase, thereby increasing our net income.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or commitments other than our normal loan commitments.

New Accounting Standards

We do not believe the adoption of any recently issued pronouncements by the Financial Accounting Standards Board will have a significant impact on our financial statements.

Item 3. Controls and Procedures

The Trust’s chief executive officer and its senior vice president are charged with making an evaluation of the Trust’s disclosure controls and procedures. These controls and procedures are designed to ensure that information required to be disclosed in reports mandated by the Securities Exchange Act of 1934 is recorded, communicated to management, and accurately reported within the required time periods. The Trust’s chief executive officer and senior vice president have concluded, based upon their evaluation of these controls and procedures as of September 30, 2005, that the Trust’s disclosure controls and procedures are effective.

There have been no significant changes in the Trust’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders:

The annual meeting of shareholders of the Trust was held on August 25, 2005. At such meeting, each of the individuals named below was elected to the Board of Trust Managers of the Trust to serve until the next annual meeting of the shareholders of the Trust:

	Number of Shares
	For	Against
B. R. McMorries	6,063,193	9,429
Larry G. Brown	6,063,587	9,035
Jack R. Vincent	6,062,383	10,239
Steven Rogers	6,063,587	9,035
Michael A. Bahn	6,063,587	9,035
Alfred J. Smith	6,061,989	10,633
Michael W. Borger	6,063,587	9,035

Additionally, shareholders voted to ratify Clifton Gunderson LLP as auditors for the year ending March 31, 2006 as follows:

For	5,972,414
Against	3,730
Abstain	96,478

CHURCH LOANS & INVESTMENTS TRUST

(A Real Estate Investment Trust)

Item 6(a) Exhibits:
Exhibit 31.1 - Certification of the President and CEO Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934
Exhibit 31.2 - Certification of the Senior Vice President and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934
Exhibit 32.1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - President and CEO
Exhibit 32.2 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Senior Vice President and CFO

CHURCH LOANS & INVESTMENTS TRUST

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHURCH LOANS & INVESTMENTS TRUST
DATE:	11/8/2005	BY:	/s/ B. R. McMorries
B. R. McMorries, Chairman

DATE:	11/8/2005	BY:	/s/ Kelly Archer
Kelly Archer
President and Chief Executive Officer

DATE:	11/8/2005	BY:	/s/ Robert E. Fowler
Robert E. Fowler
Senior Vice President & CFO

CHURCH LOANS & INVESTMENTS TRUST

EXHIBIT INDEX
Exhibit Number	Description	Page

Exhibit 31.1	Certification of President and CEO Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934	17

Exhibit 31.2	Certification of Senior Vice President and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934	18

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President and CEO	19

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350,as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Senior Vice President and CFO	20