Form 10QSB
period 2005-12-31
CHURCH LOANS & INVESTMENTS TRUST
filed 2006-02-14
CIK 20199

United States

Securities and Exchange Commission

Washington, D.C. 20549

____________

FORM 10-QSB

____________

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15[d] OF THE SECURITIES EXCHANGE ACT OF 1934

____________

Commission File No. 0-8117

CHURCH LOANS & INVESTMENTS TRUST ®

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

As of December 31, 2005, 10,217,094 shares of the Registrant’s shares of beneficial interest were outstanding.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

CHURCH LOANS & INVESTMENTS TRUST
INDEX
Page
Part 1.	Financial Information
Item 1:	Financial Statements:
	Condensed Balance Sheets (Unaudited) December 31, 2005 and March 31, 2005.................................................................	1
	Condensed Statements of Income (Unaudited) for the three-month and nine-month periods ended December 31, 2005 and 2004..................................................	2
	Condensed Statements of Cash Flows (Unaudited) for the nine-month periods ended December 31, 2005 and 2004......................................................................	3
	Notes to Condensed Financial Statements (Unaudited)................................................	4
Item 2:	Management’s Discussion and Analysis or Plan of Operation......................................	6
Item 3:	Controls and Procedures...............................................................................................	13
Part II.	Other Information
Item 5:	Other Information...........................................................................................................	13
Item 6:	Exhibits...........................................................................................................................	15
Signatures..........................................................................................................................................		16
Exhibit Index......................................................................................................................................		17

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Balance Sheets (Unaudited)
December 31, 2005 and March 31, 2005
ASSETS
	December 31, 2005	March 31, 2005

CASH AND CASH EQUIVALENTS	$142,516	$60,854
RECEIVABLES
Mortgage loans and church bonds – performing	47,596,701	38,103,729
Interim construction loans – performing	23,983,356	18,043,873
Nonperforming mortgage loans, church bonds and interim construction loans	2,254,269	3,171,844
Less: Allowance for credit losses	(1,713,249)	(1,713,249)
	72,121,077	57,606,197
Accrued interest receivable	487,413	342,687
Notes receivable	7,367	24,774
Net receivables	72,615,857	57,973,658
PROPERTY AND EQUIPMENT, net	221,817	223,188
OTHER REAL ESTATE OWNED	1,180,618	1,180,618
OTHER ASSETS	79,831	135,619
TOTAL ASSETS	$74,240,639	$59,573,937

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES

Notes payable and line of credit:
Related parties	$4,218,112	$3,598,662
Other	35,608,229	23,982,380
	39,826,341	27,581,042
Accrued interest payable	106,095	49,573
Dividends payable	2,349,932	-
Other	1,632,737	1,249,632
Total liabilities	43,915,105	28,880,247

SHAREHOLDERS’ EQUITY
Shares of beneficial interest, no par value; authorized shares unlimited, 10,223,690 shares issued	29,762,291	29,762,291
Undistributed net income	579,733	947,889
Treasury shares, at cost (6,596 shares)	(16,490)	(16,490)
Total shareholders’ equity	30,325,534	30,693,690
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$74,240,639	$59,573,937

These condensed financial statements should be read only in connection with the accompanying notes to condensed financial statements.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
Condensed Statements of Income (Unaudited)
Three-month and Nine-month periods ended December 31, 2005 and 2004

	Three-month periods ended December 31,		Nine-month periods ended December 31,
	2005	2004	2005	2004
INTEREST INCOME AND FEES
Interest and fees on mortgage loans, church bonds and interim construction loans	$1,558,520	$1,647,224	$4,580,415	$3,497,815
Total interest income and fees	1,558,520	1,647,224	4,580,415	3,497,815

INTEREST EXPENSE	542,919	215,013	1,330,744	472,417
Net interest income	1,015,601	1,432,211	3,249,671	3,025,398

OTHER INCOME	14,437	12,885	70,231	128,090
OTHER OPERATING EXPENSES
General and administrative	221,451	296,350	689,502	726,016
Board of Trust Managers’ fees	11,900	13,200	35,600	38,400
Total other operating expenses	233,351	309,550	725,102	764,416
NET INCOME	$796,687	$1,135,546	$2,594,800	$2,389,072

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	10,217,094	10,217,094	10,217,094	9,794,261
NET INCOME PER SHARE	$.08	$.11	$.25	$.24
DIVIDENDS PER SHARE	$.23	$.21	$.29	$.28

These condensed financial statements should be read only in connection with the accompanying notes to condensed financial statements.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
Condensed Statements of Cash Flows (Unaudited)
Nine-month periods ended December 31, 2005 and 2004
	Nine-month periods ended December 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,594,800	$2,389,072
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,371	860
Amortization of loan discounts	(455,722)	(17,649)
Gain on sale of other real estate owned	-	(14,296)
Changes in:
Accrued interest receivable	(144,726)	(69,707)
Accrued interest payable	56,522	(44,366)
Federal income tax payable	-	(37,553)
Other liabilities	383,105	349,467
Other, net	55,788	(71,207)
Net cash provided by operating activities	2,491,138	2,484,621

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in mortgage and interim construction loans and church bonds	(44,457,760)	(30,841,899)
Payments received on mortgage and interim construction loans and church bonds	30,398,602	17,809,442
Payments received on notes receivable	17,407	65,653
Proceeds from sale of other real estate owned	-	29,241
Purchase of property and equipment	-	(10,321)
Net cash used by investing activities	(14,041,751)	(12,947,884)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on notes payable and line of credit	46,643,584	33,194.601
Principal payments on notes payable and line of credit	(34,398,285)	(25,834,278)
Cash received from issuance of shares of beneficial interest, net of issuance costs	-	3,516,890
Cash dividends	(613,024)	(628,581)
Net cash provided by financing activities	11,632,275	10,248,632
Increase (decrease) in cash and cash equivalents	81,662	(214,631)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	60,854	264,942

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$142,516	$50,311

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,274,222	$516,783
Mortgage loan issued in connection with sale of other real estate	$-	$235,000
Cash paid for income taxes	$-	$37,553
Dividends declared, not paid	$2,349,932	$2,145,590

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

NOTE 2 - WEIGHTED AVERAGE INTEREST RATES
Weighted average interest rates and net interest rate margins at December 31, 2005 and 2004, were as follows:

	Mortgage loan and church bond portfolio	Total indebtedness	Net interest rate margin
December 31, 2005	8.12%	6.19%	1.93%
December 31, 2004	7.12%	4.29%	2.83%

NOTE 3 - CONTRACTUAL MATURITIES

Scheduled principal payments on mortgage loans, church bonds and interim construction loans and indebtedness (including notes payable) outstanding at December 31, 2005, for the five twelve-month periods subsequent to December 31, 2005, follow:

Twelve-month period ending December 31,	Mortgage loans, church bonds and interim loans	Total Indebtedness
2006	$27,442,142	$ 39,826,341
2007	2,411,835	-
2008	2,443,831	-
2009	2,503,870	-
2010	2,632,497	-
NOTE 4 - MORTGAGE LOANS, CHURCH BONDS AND INTERIM CONSTRUCTION LOANS

Mortgage loans, church bonds and interim construction loans on which the accrual of interest had been discontinued amounted to $2,254,269 and $1,730,241 at December 31, 2005 and 2004, respectively. If interest on these mortgage loans, church bonds and interim construction loans had been accrued as earned, interest and fees on loans in the accompanying condensed statements of income would have been increased by approximately $126,000 and $196,000 for the nine-month periods ended December 31, 2005 and 2004, respectively. Interest income actually recognized on such loans during 2005 and 2004 was approximately $85,000 and $648,000, respectively. Subsequent to December 31, 2005, the Trust entered into a new loan agreement with Amarillo National Bank.  The new loan agreement increases the Trust's line of credit from $30,000,000 to $35,000,000, with a term of three years, maturing January 31, 2009.

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

Other Real Estate Owned. Other real estate owned (OREO) represents property acquired as a result of a foreclosure of a mortgage note(s) held by the Trust. OREO is recorded at estimated fair value at date of foreclosure, establishing a new cost basis. After foreclosure, OREO is carried at the lower of the carrying amount or estimated fair value minus estimated cost to sell. Impairment losses are charged to operations. Costs of the foreclosure, insurance and other costs associated with carrying the property are expensed.

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

Management continues to pursue quality new loans, both interim and permanent, resulting in a 28% increase in our loan portfolio as of December 31, 2005 as compared to December 31, 2004.

Results of Operations—Three-month period ended December 31, 2005 as compared to three-month period ended December 31, 2004.

Our revenues are derived from interest income earned on loans as well as, to a lesser degree, interest earned on church bonds and short-term investments. During the three-month period ended December 31, 2005, interest income and fees decreased by $88,704 (5%) as compared to the three-month period ended December 31, 2004.

The decrease in interest income and fees during the three-month period ended December 31, 2005 as compared to the three-month period ended December 31, 2004 was primarily attributable to a decrease in interest income on mortgage loans.

Interest income on mortgage loans decreased from $1,191,813 during the three-month period ended December 31, 2004 to $798,818 during the three-month period ended December 31, 2005, a decrease of $392,995 (33%). Offsetting such decrease in income on mortgage loans was an increase in interest income on interim loans. Interest income on interim loans increased from $298,330 during the three-month period ended December 31, 2004 to $528,578 for the three-month period ended December 31, 2005, an increase of $230,248 (77%).

Contributing significantly to the disparity between our interest income on mortgage loans for the three-month period ending December 31, 2004 as compared to December 31, 2005 was the pay off of a mortgage loan on October 5, 2004 that was previously carried on a non-accrual basis, resulting in the one-time recognition of income during the three-month period ended December 31, 2004 in the amount of $578,308. Without this item, interest income and fees for the three-month period ended December 31, 2004 would have been $1,068,916, which is $489,604 less than interest income and fees for the three-month period ended December 31, 2005.

Commitment fees earned during the three-month period ended December 31, 2004 as compared to December 31, 2005 increased from $124,644 to $204,458, an increase of $79,814 or 64%.

Contributing to the interest income and fees during the three-month period ended December 31, 2005 was an increase in the interest rates on our loan portfolio as compared to the three-month period ended December 31, 2004. The average interest rate on our loans and church bonds increased from 7.12% as of December 31, 2004 to 8.12% as of December 31, 2005, an increase of 100 basis points.

There was an increase in the amount of our performing interim loans from $18,484,931 as of December 31, 2004, to $23,983,356 as of December 31, 2005. There was also an increase in performing mortgage loans and church bonds from $37,265,332 as of December 31, 2004 to $47,596,701 as of December 31, 2005. Therefore, the total performing mortgage loans, church bonds and interim loans, net of mortgage discounts, held by us increased from $55,750,263 as of December 31, 2004 to $71,580,057 as of December 31, 2005, an increase of $15,829,794 or 28%.

Our net income for the three-month period ended December 31, 2005 was $796,687 ($.08 per share), a decrease of $338,859 (30%) as compared to the three-month period ended December 31, 2004. This decrease was primarily attributable to the decrease in net interest income.

Net interest income decreased from $1,432,211 for the three-month period ended December 31, 2004 to $1,015,601 for the three-month period ended December 31, 2005, a decrease of $416,610 (29%).

The decrease in our net interest income for the three-month period ended December 31, 2005 as compared to the three-month period ended December 31, 2004 was due to an increase in our interest expense and a decrease in our interest income. Our interest expense increased from $215,013 for the three-month period ended December 31, 2004 to $542,919 for the three-month period ended December 31, 2005, an increase of $327,906 or 153%. Also contributing to the decrease in our interest income for the three-month period ended December 31, 2005 as compared to the three-month period ended December 31, 2004 was the one-time recognition of income in the amount of $578,308 during the three-month period ended December 31, 2004 from the payment of the loan previously carried on a non-accrual basis.

The increase in our interest expense is attributable to the increase in the weighted average interest rate on our debt and, to a greater extent, the increase in our debt resulting from the funding of the increase in our portfolio of mortgage and interim loans. The weighted average interest rate on our debt increased from 4.29% at December 31, 2004 to 6.19% at December 31, 2005. Furthermore, our line of credit owing to the Amarillo National Bank and Master Note obligations increased from $24,039,706 as of December 31, 2004 to $39,826,341 as of December 31, 2005, an increase of $15,786,635 or 66%.

Other income increased slightly from $12,885 for the three-month period ended December 31, 2004 to $14,437 for the three-month period ended December 31, 2005, an increase of $1,552 (12%).

General and administrative expenses decreased from $296,350 for the three-month period ended December 31, 2004 to $221,451 for the three-month period ended December 31, 2005, a decrease of $74,899 or 25%.

Net income per share decreased from $.11 per share for the three-month period ended December 31, 2004 to $.08 per share for the three-month period ended December 31, 2005. This decrease was attributable to the decrease in our net income discussed above.

As mentioned above, the pay off of a loan on October 5, 2004 that was previously carried on a non-accrual basis resulting in the one-time recognition of income in the amount of $578,308 during the three-month period ended December 31, 2004 significantly contributed to the disparity between our net income for the three-month period ending December 31, 2004 as compared to December 31, 2005. If not for this one item, net income for the three-month period ended December 31, 2004 would have been $557,238 which would have been $239,449 less than the net income for the three-month period ended December 31, 2005. This one item represents almost $.06 per share of net income.

Results of Operations – Nine-month period ended December 31, 2005 as compared to the nine-month period ended December 31, 2004.

During the nine-month period ended December 31, 2005, interest income and fees increased by $1,082,600 (31%) over the nine-month period ended December 31, 2004. This increase was primarily attributable to an increase in mortgage loans and interim construction loans and to the increase in interest rates on our loan portfolio. As mentioned above, total performing mortgage loans and interim construction loans increased from $55,750,263 as of December 31, 2004 to $71,580,057 as of December 31, 2005, an increase of $15,819,794 or 28%.

Also contributing to the increase in interest income and fees was a slight increase in commitment fees earned for the nine-month period ended December 31, 2005 of $63,073 as compared to the nine-month period ended December 31, 2004.

Contributing to the increase in interest income and fees for the nine-month period ended December 31, 2005 as compared to the nine-month period ended December 31, 2004 was an increase in the interest rates on our loan portfolio. As mentioned above, the average interest rate on our loans and church bonds increased from 7.12% as of December 31, 2004, to 8.12% as of December 31, 2005.

This increase was offset by an increase in interest expense. Our interest expense increased by $858,327 for the nine-month period ended December 31, 2005 as compared to December 31, 2004.

However, net interest income increased from $3,025,398 for the nine-month period ended December 31, 2004 to $3,249,671 for the nine-month period ended December 31, 2005, an increase of $224,273 or 7%.

Our net income for the nine-month period ended December 31, 2005, was $2,594,800 ($.25 per share), an increase of $205,728 (9%) as compared to the nine-month period ended December 31, 2004. This increase was attributable to an increase in net interest income, as discussed above, and a decrease in general and administrative expense. General and administration expenses decreased from $726,016 for the nine-month period ended December 31, 2004 to $689,502 for the nine-month period ended December 31, 2005, a decrease of $36,514.

The increase in net income resulting from the increase in net interest income and the decrease in general and administrative expenses was offset by a decrease in other income. Other income decreased from $128,090 for the nine-month period ended December 31, 2004, to $70,231 for the nine-month period ended December 31, 2005, a decrease of $57,859 (45%).

Non-performing mortgage loans, church bonds and interim construction loans increased from $1,730,241 as of December 31, 2004 to $2,254,269 as of December 31, 2005, an increase of $524,028. The accrual of interest on these loans has been discontinued. If interest on these mortgage loans, church bonds and interim loans had been accrued as earned, interest and fees on loans would have been increased by approximately $126,000 and $196,000 for the nine-month periods ended December 31, 2005 and 2004, respectively.

Net income per share increased from $.24 per share for the nine-month period ended December 31, 2004 to $.25 per share for the nine-month period ended December 31, 2005. This increase was the result of the increase in our net income for the nine-month period ended December 31, 2005 as compared to the nine-month period ended December 31, 2004.

Financial Condition — December 31, 2005 as compared to March 31, 2005.

Our portfolio of performing mortgage loans and church bonds increased from $38,103,729 as of March 31, 2005 to $47,596,701 as of December 31, 2005. Our portfolio of performing interim construction loans also increased during the nine-month period ended December 31, 2005 from $18,043,873 to $23,983,356, an increase of $5,939,483. Mortgage loans, interim construction loans and church bonds held by us increased from $59,319,446 as of March 31, 2005 to $73,834,326 as of December 31, 2005, an increase of $14,514,880 (24%).

Nonperforming mortgage loans, church bonds and interim construction loans decreased from $3,171,844 as of March 31, 2005 to $2,254,269 as of December 31, 2005. Total performing mortgage loans, church bonds and interim loans increased from $56,147,602 as of March 31, 2005 to $71,580,057 as of December 31, 2005, an increase of $15,432,455 (27%). Consistent with such increase in performing loans, total assets increased from $59,573,937 as of March 31, 2005 to $74,240,639 as of December 31, 2005, an increase of $14,666,702 (25%).

Our liabilities increased from $28,880,247 as of March 31, 2005 to $43,915,105 as of December 31, 2005.

Shareholders’ equity decreased by $368,156 from March 31, 2005 to December 31, 2005. This decrease is attributable to a decrease in undistributed net income from $947,889 as of March 31, 2005 to $579,733 as of December 31, 2005, a decrease of $368,156.

A dividend was declared at the December 2005 meeting of the Board of Trust Managers for shareholders of record as of December 31, 2005. This dividend was $.23 per share or $2,349,932 and is reported as a liability at December 31, 2005.

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

We are engaged primarily in the business of making permanent and interim construction loans to churches and other non-profit organizations, and to other borrowers, including businesses engaged in the building and operation of assisted living centers. Our assets primarily consist of our loan portfolio, real estate acquired through foreclosure and our office building and facilities.

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

Our level of liquidity based upon cash and cash equivalents increased by $81,662 during the nine-month period ended December 31, 2005 leaving a balance of cash and cash equivalents on hand as of December 31, 2005 of $142,516. During this same period, we invested $44,457,760 in mortgage and interim construction loans using available cash of $60,854, net borrowings on our bank line of credit and Master Note agreements in the amount of $12,245,299, net cash provided by operating activities in the amount of $2,491,138, principal payments received on our loan portfolio in the amount of $30,398,602, and payments received on other notes receivable of $17,407. The total liquidity available to invest in mortgage and interim construction loans was reduced by $613,024 paid in cash dividends during the nine-month period ended December 31, 2005.

Our primary debt obligations consist of our bank line of credit owing to Amarillo National Bank and Master Note Agreements with various persons. The line of credit is made pursuant to a Loan Agreement dated December 31, 2004, which was amended effective November 4, 2005 to increase the line of credit from $25,000,000 to $30,000,000. On December 31, 2005, we entered into a extension agreement with the bank, thereby, extending the term of the existing loan agreement to January 31, 2006 while we were in negotiations with the bank on a new loan agreement. Pursuant to such negotiations, we have entered into a new loan agreement with the bank that increases the line of credit to $35,000,000, is for a term of three years, maturing January 31, 2009, instead of being renewed each year as in the past, and provides for a rate of interest that is more favorable to us.

The line of credit, effective January 31, 2006, provides for a term maturing at December 31, 2008. As of December 31, 2005, all of our obligations outstanding as of such date in the amount of $43,915,105 would mature in fiscal 2007. The amount owing on the line of credit as of December 31, 2005 was $22,405,000. As mentioned, the new Loan Agreement effective January 31, 2006, extends the present term of the agreement to December 31, 2008. Therefore, the balance owing on the line of credit would now mature on December 31, 2008. It is anticipated that the line of credit will be renewed at the expiration of such three year term. In the event that the bank elects not to renew the line of credit, we may, under the terms of the loan agreement, retire the line of credit over a period of time, not to exceed five years, equal to the weighted average remaining term of a pool of our real estate lien notes which would be pledged to secure the remaining balance of the bank line of credit.

At December 31, 2005, loans to us under Master Note Agreements, which are in effect demand notes, totaled $17,421,341. In the past, we have utilized our bank line of credit and the principal paid to us upon our outstanding loan portfolio in order to meet our maturing obligations.

Although our cash and cash equivalents as of December 31, 2005 were only $142,516, the balance which could be borrowed by us upon our bank line of credit as of December 31, 2005 was $7,595,000. The balance which could be borrowed by us upon our new bank line of credit effective January 31, 2006 is increased by $5,000,000. The principal payments scheduled to be received on our loan portfolio for the twelve-month periods ending December 31, 2006, 2007, and 2008 are $27,442,142, $2,411,835, and $2,443,831 respectively. Assuming all of these scheduled principal payments are received, these payments, together with the balance available to us on our bank line of credit, should provide us with sufficient funds to meet our maturing obligations and fund loan commitments without the necessity of borrowing funds from other sources. Based upon our success in obtaining borrowings in the past, we are confident that, should it be necessary, we will be able to obtain additional bank financing in the future in sufficient amounts for us to timely meet all of our obligations.

Should all the scheduled principal payments upon loans not be received, and should we be unable to borrow against our line of credit, and should borrowings from other sources not be available, it would be necessary to sell a portion of our mortgage loan portfolio in order for it to meet all of our financial obligations. At December 31, 2005, the principal balance of our loan and church bond portfolio was $73,834,326, net of unamortized purchase discounts. The weighted average interest rate on loans and church bonds was 8.12% per annum. In view of the normal marketability of conventional loans, we might be required to discount a majority of these loans in order for them to be attractive for purchase. The principal amount of these loans if discounted to yield a weighted average interest rate of 12%, 14% and 16% would be $49,961,227, $42,823,907, and $37,470,919, respectively. There is no assurance that we would be able to sell all, or a portion of our portfolio of loans, in which event, it would be necessary to secure a loan, or loans, from a lender in order to meet our financial obligations. There is no assurance that we would be able to secure a loan in such instance. We have sold only one of the loans in our mortgage loan portfolio and, therefore, we have limited experience in this area.

Principal payments scheduled to be received upon our permanent loan portfolio during the twelve-month periods ending December 31, 2006, 2007 and 2008, if not used to fund new loan commitments, would be used to reduce our outstanding indebtedness. Should we use the payments of principal which shall be received upon our loan portfolio to reduce our outstanding indebtedness, our interest expense will decrease. In such instance, whether the decrease in the interest income will exceed, or be less than, the decrease in the interest expense will largely be dependent upon the prime rate of interest prevailing at such time due to the fact that the interest to be earned upon our mortgage loan portfolio is generally based upon a fixed rate of interest or a variable rate of interest that periodically reprices, while the interest to be paid by us upon our outstanding debts is directly, or indirectly, tied to the prime rate of interest charged by major banks.

As of December 31, 2005, a substantial portion of the promissory notes evidencing the loans made by us have been pledged to secure our bank line of credit. Promissory notes totaling $32,366,773 were pledged against the bank line of credit which had a total outstanding balance of $22,405,000. Pursuant to the December 31, 2004 loan agreement, the required collateral for this bank loan was $24,645,500, leaving an excess of promissory notes which have been pledged to secure said bank notes of $7,721,273. These excess promissory notes may be reassigned by the bank to us to be sold in order to meet our financial obligations. Should it be necessary, in order to meet our financial obligations, these excess notes amounting to $7,721,273 and other additional promissory notes in the approximate amount of $41,539,127 (for a total amount of $49,260,400) would be available to be sold to meet our financial obligations. Should the excess promissory notes be assigned by the bank to us as heretofore described, the bank line of credit would continue to be secured by the required ratio of notes pledged to the principal balance of the bank line of credit. There is no assurance that we would be able to sell all, or any portion of, these notes.

However, pursuant to the new agreement with the bank, we have pledged all of our mortgage loans, church bonds and interim construction loans to the bank to secure the line of credit. The amount owing on the line of credit must not exceed an amount equal to 85% of the outstanding principal amount of the performing mortgage loans and church bonds and 50% of the outstanding principal amount of the performing interim construction loans. Applying that borrowing limit to our loan portfolio as of December 31, 2005, we can borrow up to the entire $35,000,000 line of credit limit. However, during the term of the new loan agreement, we would not have the right to sale our loans, without the bank’s consent, since all of our loans have been pledged to the bank to secure the line of credit. Therefore, under our new loan agreement, it will be very difficult, if not impossible, to sale our loans to meet our financial obligations.

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

Inflation

At December 31, 2005, the weighted average interest rate on our mortgage loan and church bond portfolio was 8.12% per annum while the weighted average interest rate upon all our borrowings was 6.19% per annum resulting in a net interest rate margin of 1.93%. By comparison, as of December 31, 2004, the weighted average interest rate on our mortgage loan and church bond portfolio was 7.12% per annum while the weighted average interest rate upon all our borrowings was 4.29% per annum resulting in a net interest rate margin of 2.83%. Therefore, our net interest rate margin has decreased by 90 basis points as of December 31, 2005 as compared to December 31, 2004.

Most of the loans constituting our loan portfolio have been made at variable rates of interest that generally reprice either daily, annually, or otherwise periodically. All of our indebtedness is either directly or indirectly tied to the prime rate of interest charged by major banking institutions and, therefore, is subject to fluctuation.

During periods of inflation, the prime rate of interest charged by major banking institutions, as well as the interest rate or cost of borrowing money from any lender, generally increases. Consequently, during an inflationary period our interest expense would increase. Since our interest income would not increase as rapidly, an increase in our interest expense would decrease our net income. However, interest income should subsequently increase as variable rate loans reprice. Should the amount of our loans and the amount of our indebtedness remain constant, and should the weighted average interest rate upon the indebtedness increase to approximately 15.1% per annum, the interest income and the interest expense of the Trust would be substantially equal.

Pursuant to the new line of credit loan agreement with the bank effective January 31, 2006, the interest rate on our line of credit owing to the Amarillo National Bank adjusts in accordance with the lesser of the 30-day, 60-day, 90-day or 180-day London Interbank Offered Rates (“LIBOR”) or the J. P. Morgan Chase & Co. prime rate. The interest rate on our Master Note Agreements adjusts as and when the Wall Street Journal Prime Rate of Interest changes. Most of our loans are made on interest rates that are tied to the Wall Street Journal Prime Rate or a similar index used by major U.S. banking institutions. Therefore, our cost of funds should be tied to an index that is equal to or less than the index used to price our loan portfolio.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or commitments other than our normal loan commitments.

New Accounting Standards

We do not believe the adoption of any recently issued pronouncements by the Financial Accounting Standards Board will have a significant impact on our financial statements.

Item 3. Controls and Procedures

The Trust’s chief executive officer and its senior vice president are charged with making an evaluation of the Trust’s disclosure controls and procedures. These controls and procedures are designed to ensure that information required to be disclosed in reports mandated by the Securities Exchange Act of 1934 is recorded, communicated to management, and accurately reported within the required time periods. The Trust’s chief executive officer and senior vice president have concluded, based upon their evaluation of these controls and procedures as of December 31, 2005, that the Trust’s disclosure controls and procedures are effective.

There have been no significant changes in the Trust’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 5. Other Information.

We have entered into a new loan agreement with the Amarillo National Bank on January 31, 2006. The primary differences in the loan agreement and past agreements with the bank are:

•	The new agreement increases the line of credit from $30,000,000 to $35,000,000;
•	The new agreement is for a term maturing on December 31, 2008, instead of being renewed each year as in the past;
•	The new agreement provides for a rate of interest that is more favorable to us; and
•	The new agreement provides for a pledge of all of our loan portfolio to the bank instead of a set pool of loans.

Pursuant to the new line of credit loan agreement with the bank effective January 31, 2006, the interest rate on our line of credit owing to the Amarillo National Bank adjusts, at our option, in accordance with the 30-day, 60-day, 90-day or 180-day London Interbank Offered Rates (“LIBOR”) or the J. P. Morgan Chase & Co. prime rate. We may choose at each adjustment date a rate equal to the 30-day, 60-day, 90-day or 180-day LIBOR plus 1.6% or the J.P. Morgan Chase & Co. prime rate minus 1%.

During the period from January 1, 2006 to January 31, 2006, the December 31, 2004 loan agreement was extended pursuant to an extension agreement entered into with the bank. This was done to allow additional time for negotiation of the new loan agreement. During this one month extension, the bank reduced the interest rate on the line of credit from the 30 day LIBOR plus 1.75% to the 30 day LIBOR plus 1.60%.

Pursuant to the new agreement with the bank, we have pledged all of our mortgage loans, church bonds and interim construction loans to the bank to secure the line of credit. We will continue to hold all of the loan files and service the loans as long as we are not in default under the loan agreement. This should reduce some of our legal costs associated with pledging a specific pool of loans to secure the line of credit as we have done it in the past.

The amount owing on the line of credit must not exceed an amount equal to 85% of the outstanding principal amount of our performing mortgage loans and church bonds and 50% of the outstanding principal amount of our performing interim construction loans. Applying that borrowing limit to our loan portfolio as of January 31, 2006, we can borrow up to the entire $35,000,000 line of credit limit.

We believe that this new agreement is upon terms and conditions that are more favorable to us.

CHURCH LOANS & INVESTMENTS TRUST

(A Real Estate Investment Trust)

Item 6 Exhibits:
Exhibit 10 - Loan Agreement dated January 31, 2006 entered into by and between Church Loans & Investments Trust and Amarillo National Bank

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

CHURCH LOANS & INVESTMENTS TRUST
DATE:	2/14/2006	BY:	/s/ B. R. McMorries
B. R. McMorries, Chairman

DATE:	2/14/2006	BY:	/s/ Kelly Archer
Kelly Archer
President and Chief Executive Officer

DATE:	2/14/2006	BY:	/s/ Robert E. Fowler
Robert E. Fowler
Senior Vice President & CFO

Service Mark and Copyright Notice

Copyright © 2006 by Church Loans & Investments Trust
This Quarterly Report is copyrighted material of
Church Loans & Investments Trust.

Church Loans & Investments Trust is a service mark
of the Trustees of Church Loans & Investments Trust.

The unauthorized use of the service marks and copyrights
of Church Loans & Investments Trust without the express,
written permission of Church Loans & Investments Trust,
is strictly prohibited. All rights reserved.

CHURCH LOANS & INVESTMENTS TRUST

EXHIBIT INDEX
Exhibit Number	Description

Exhibit 10	Loan Agreement dated January 31, 2006 entered into by and between Church Loans & Investments Trust and Amarillo National Bank

Exhibit 31.1	Certification of President and CEO Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

Exhibit 31.2	Certification of Senior Vice President and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President and CEO

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350,as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Senior Vice President and CFO