Form 10KSB
period 2006-03-31
CHURCH LOANS & INVESTMENTS TRUST
filed 2006-06-28
CIK 20199

United States Securities and Exchange Commission

Washington, D.C. 20549

____________

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15[d] OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________ .

Commission File No. 0-8117

____________

CHURCH LOANS & INVESTMENTS TRUST	®

(Name of small business issuer in its charter)

Texas	75-6030254
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5305 W Interstate 40, Amarillo, Texas	79106-4759
(Address of principal executive office)	(Zip Code)

Issuer’s telephone number: (806) 358-3666
____________

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Shares of Beneficial Interest

____________

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Issuer’s revenues for its most recent fiscal year: $6,375,184.

The aggregate market value of the voting stock held by non-affiliates of the registrant is $30,438,363 as of May 10, 2006.

The number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2006 is 10,217,094 shares of beneficial interest.

Documents Incorporated by Reference:

Exhibit 3

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

Exhibit 10

Loan Agreement dated January 31, 2006 entered into by and between Church Loans & Investments Trust and Amarillo National Bank included as an exhibit to issuer’s Form 10-QSB, for the quarterly period ended December 31, 2005, under File No. 000-08117 is incorporated by reference into the List of Exhibits, Item 13(a) of Part III.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

TABLE OF CONTENTS FORM 10-KSB ANNUAL REPORT – 2006 CHURCH LOANS & INVESTMENTS TRUST
Page
Forward-Looking Statements Disclosure.........................................................................................................		1

Part I
Item 1:	Description of Business .........................................................................................................	6
Item 2:	Description of Property ..........................................................................................................	7
Item 3:	Legal Proceedings...... ..........................................................................................................	7
Item 4:	Submission of Matters to a Vote of Security Holders.................................................................	7

Part II
Item 5:	Market for Common Equity and Related Stockholder Matters.....................................................	8
Item 6:	Management’s Discussion and Analysis or Plan of Operation.....................................................	9
Item 7:	Financial Statements..............................................................................................................	14
Item 8:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............................................................................................................................	29
Item 8A:	Controls and Procedures.........................................................................................................	29
Item 8B:	Other Information....................................................................................................................	29

Part III
Item 9:	Directors and Executive Officers..............................................................................................	30
Item 10:	Executive Compensation.........................................................................................................	31
Item 11:	Security Ownership of Certain Beneficial Owners and Management.............................................	32
Item 12:	Certain Relationships and Related Transactions.........................................................................	33
Item 13:	Exhibits..................................................................................................................................	33
Item 14:	Principal Accountants’ Fees and Services.................................................................................	33

Index to Exhibits.................................................................................................................................................		35
Signatures..........................................................................................................................................................		36

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

General economic and financial conditions in mortgage and financial markets may negatively affect our results of operations.

The performance of our mortgage loan portfolio depends on, among other things:
•	the level of net interest income generated by our mortgage loans,
•	the market value of such mortgage loans, and
•	the supply of and demand for such mortgage loans.

In addition, the following factors cannot be predicted with any certainty:
•	prepayment rates,
•	interest rates,
•	borrowing costs and credit losses depend upon the nature and terms of the mortgage loans,
•	the geographic locations of the properties securing the mortgage loans,
•	conditions in financial markets,
•	the fiscal and monetary policies of the United States government and the Board of Governors of the Federal Reserve System,
•	international economic and financial conditions,
•	competition, and
•	other factors.

There are inherent general risks involved in investing in mortgage loans including risks related to the collateral securing the loan, prior liens, property taxes and costs to enforce the mortgages.

All real property investments are subject to some degree of risk. The mortgage loans in which we invest normally will not be insured or otherwise guaranteed by any institution or agency. In the event of a default by a borrower it may be necessary for us to foreclose our mortgage or engage in negotiations which may involve further outlays to protect our investment. The mortgages securing our loans may be or become, in some instances, subordinated to mechanics' or materialmen's liens or property tax liens. In these instances it may become necessary in order to protect a particular investment for us to make payments in order to maintain the current status of a prior lien or discharge it entirely. It is possible that the total amount recovered by us in these cases may be less than our total investment, resulting in a loss. In the event of a major loan default or several loan defaults resulting in losses, our profitability would be materially and adversely affected and our ability to pay dividends to our shareholders would be impaired.

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

It is generally our practice to discontinue the accrual of interest upon mortgage loans which are 60 days or more past due, and to discontinue the accrual of interest upon church bonds where the issuer of the bonds fails to make a semi-annual payment of principal or interest upon the bonds. At March 31, 2006, we had discontinued the accrual of interest upon mortgage loans and church bonds totaling $1,959,450. All payments which are received by us from churches upon mortgage loans or bonds where the accrual of interest has been discontinued is currently being applied to the reduction of the principal of the debt obligation of the church and not to the accrued interest.

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

As mentioned, most of our loans are made to churches. Churches are normally dependent on the contributions of its members to meet its obligations. If a borrowing church has a decline in membership or contributions, then it may not be able to timely make its payments to us. A church can experience a decline in membership or contributions as a result of:

•	a general economic decline in the community in which the church is located,
•	a specific economic decline that affects a significant number of the members of the church,
•	a conflict or division in the church that results in a loss of membership,
•	a withholding of members’ normal contributions, or
•	the loss of a popular pastor or minister of the church resulting in a significant loss of members and contributions.

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

We are qualified as a "real estate investment trust" under Sections 856-858 of the Internal Revenue Code of 1986 as amended (the "Internal Revenue Code" or "Code"). It is our intention to continue to qualify as a real estate investment trust under the Code.

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

As of March 31, 2006 we had 121 permanent and interim mortgage loans and investments in church bonds having a principal balance of $71,063,449, with the average principal amount thereof being $587,301. The interest rates on these loans vary from 5.15% to 12% per annum with the weighted average interest rate of mortgage loans and church bonds being 7.82% per annum at March 31, 2006. The original terms of these loans vary from one year to thirty years, with the majority being for a term of twenty years.

During the fiscal year ending March 31, 2006, our net income was $3,236,950, as compared to $2,917,699 in fiscal 2005, an increase of 10.94%. Such increase in our net income was due to an increase in our net interest income. Net interest income was higher in fiscal 2006 as compared to fiscal 2005 primarily due to an increase in loans held by us. This increase was offset by a decrease in our net interest rate margin from 2.69% at March 31, 2005 to 1.18% at

March 31, 2006.

Our net income for each of the quarters during fiscal 2006 was as follows: first quarter $747,339; second quarter $1,050,775; third quarter $796,687; and fourth quarter $642,149.

Net income for the second quarter was unusually high due to the recognition of $395,961 in income from the payment of a loan that was previously in default. The income was characterized as discount income on mortgage loans since this loan was acquired at a price below the principal balance of the loan.

Our operating expenses increased from $1,056,816 during fiscal 2005 to $1,091,909 in fiscal 2006. Our operating expenses included general and administrative expenses and compensation to members of the Board of Trust Managers.

During fiscal 2006, we advanced loan proceeds of $48,633,320 on 48 interim loans and 17 permanent loans. Most, if not all, of such loans bear interest at a variable rate varying from 1.5% to 2% per annum in excess of the prime rate of interest published by the Wall Street Journal and known as the "Wall Street Journal Prime."

During fiscal 2006, we employed a total of 6 full-time employees and employed, as needed, 2 additional part-time persons who worked on a contract basis.

The business conditions in which we operate have become more competitive in the past several years as more and more banks are re-entering the business of making loans to churches, especially the more desirable, less risky, church loans. If this trend continues, the rates and fees which we can charge may decrease. However, loan demand remains good as evidenced by the number of loan requests we receive and the number of loan commitments outstanding as of March 31, 2006.

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

As previously mentioned, our primary business is the making of mortgage loans, almost exclusively, first mortgage loans, to churches and other nonprofit organizations and assisted living centers. Our Bylaws, as amended, restrict our investments to loans secured by a mortgage, deed of trust, or other lien covering real property with the amount of such loans not to exceed 85% of the value of the real property securing such loan. The Bylaws may be amended by majority vote of the Board of Trust Managers. The Board of Trust Managers' general policy is to limit investment of our assets in any one mortgage loan to not more than $3,000,000. However, at the discretion of the Board of Trust Managers, we may make and have made loans in excess of such limit. All of our investment in mortgage loans is for the purpose of earning income.

Item 3:	LEGAL PROCEEDINGS

None.

Item 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5:	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)	Market Information

There is no established public trading market for our shares of beneficial interest. During fiscal year 2006, a total of 161,228 shares were sold in the secondary market at prices ranging from $3.00 to $3.50 per share. The last sale during the fiscal year was at $3.50 per share. During fiscal year 2005, a total of 142,977 shares were sold in the secondary market at prices ranging from $2.90 to $3.30 per share.

The range of high and low bid information for shares of beneficial interest for each quarter within the last two fiscal years is as follows:

Quarter	Fiscal 2006		Fiscal 2005
	High	Low	High	Low

April-June	3.50	3.00	3.05	2.90

July-September	3.50	3.00	3.00	2.90

October-December	3.40	3.05	3.30	2.90

January-March	3.50	3.00	3.15	3.00

The source of the above information is our own records. We serve as the Transfer Agent for our shares.

(b)	Holders

At March 31, 2006, we had 2,726 shareholders.

(c)	Dividends

Cash dividends on all our outstanding shares of beneficial interest are declared twice annually, for the 3 month period ending March 31, and the 9-month period ending December 31. In fiscal year 2005, we paid a total cash dividend of $.28 per share. In fiscal year 2006, we paid a total cash dividend of $.29 per share. In April 2006, a dividend of $.07 per share was declared for shareholders of record on March 31, 2006.

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

(g)	Repurchases of Shares

None.

Item 6:	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Allowance for Credit Loss. The Audit Committee reviews the allowance for credit loss at the end of each quarter. The provision for losses is based on an amount that is adequate, in the opinion of the Audit Committee, based upon input from management, to absorb losses inherent in the existing portfolio. The evaluation, which includes a review of all loans on which full collection may not be reasonably assumed, considers among other factors, general economic conditions, the fair market value or estimated net realizable value of the underlying collateral securing the loan, past experience, trends in loan delinquency and other factors that warrant recognition in providing for an adequate allowance to absorb inherent losses. The evaluation by the Audit Committee includes a review of a quarterly grading methodology performed by management on all past-due loans. The Audit Committee, based upon its evaluation and review, then makes a recommendation to the full Board of Trust Managers as to the recommended amount of the credit loss reserve. The Board of Trust Managers, based upon the recommendation of the Audit Committee, establishes the amount of the allowance for credit loss and any adjustments to such allowance.

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

Management is aggressively pursuing quality new loans, both interim and permanent. This is evident by the 20% increase in our loan portfolio during the year ended March 31, 2006.

Results of Operations—2006 compared to 2005

During the fiscal year ended March 31, 2006, interest income and fees increased by $1,617,637 (34.64%) over the previous fiscal year. The increase in interest income and fees was primarily the result of an increase in the amount of mortgage loans, interim construction loans and church bonds that we held during the fiscal year, plus the recognition of $395,961 of income from the payment of a loan that was previously in default.

Total performing and non-performing mortgage loans, church bonds and interim loans increased from $59,319,446 as of March 31, 2005, to $71,063,449 as of March 31, 2006. There was an increase in the amount of our performing interim loans from $18,043,873 as of March 31, 2005, to $20,268,706 as of March 31, 2006, and there was also an increase in our performing mortgage loans and church bonds during the recent fiscal year from $38,103,729 as of March 31, 2005, to $48,835,293 as of March 31, 2006. These increases resulted in an increase in performing loans, church bonds and interim loans from $56,147,602 as of March 31, 2005 to $69,103,999 as of March 31, 2006. In addition, non-performing loans decreased from $3,171,844 as of March 31, 2005, to $1,959,450 as of March 31, 2006.

This increase in our loan portfolio is evidenced by the difference in our investment in mortgage and interim loans and bonds during fiscal 2006 of $48,633,320 as compared to the payments we received on our loan portfolio during fiscal 2006 in the amount of $37,361,673.

The increase in interest income and fees was diminished by a decrease in the net interest rate margin on our loan portfolio. The average interest rate on loans and church bonds held by us increased from 7.37% as of March 31, 2005, to 7.82% as of March 31, 2006. During the same period, the average interest rate on our total indebtedness increased from 4.68% as of March 31, 2005 to 6.64% as of March 31, 2006. Therefore, our net interest rate margin decreased from 2.69% as of March 31, 2005 to 1.18% as of March 31, 2006, a decrease of 151 basis points.

Our net income for fiscal 2006 was $3,236,950, an increase of $319,251 (10.94%) from the previous fiscal year. Such increase was primarily attributable to an increase in our net interest income. Net interest income increased from $3,878,000 in fiscal 2005 to $4,314,996 in fiscal 2006, an increase of $436,996 (11.27%) from fiscal 2005.

Total operating expenses increased from $1,056,816 for the fiscal year ended March 31, 2005 to $1,091,909 for the fiscal year ended March 31, 2006, an increase of $35,093 or 3.32%. This increase is attributable to an increase in general and administrative expenses of $38,243 or 3.81%.

Income from the realization of loan discounts from loan purchases increased from $23,177 for the year ended March 31, 2005, to $472,356 for the year ended March 31, 2006, an increase of $449,179. The increase in income from the realization of loan discounts is primarily the result of a payment of a loan owing by St. Luke Missionary Baptist Church. On July 1, 2005, we accepted $1,425,000 in full and final payment on the loan. The payment of this loan resulted in the recognition of $395,961 in income. This income, which is included in interest income, was characterized as discounted income on mortgage loans since this loan was acquired by us at a price below the principal balance of the loan.

Dividends related to fiscal 2006, without regard to dates they were declared, were $3,065,128 or $.30 per share as compared to $2,758,616 or $.27 per share for fiscal 2005. The increase in dividends paid was primarily attributable to an increase in net income.

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

Other income decreased from $159,164 for fiscal 2005 to $87,817 for fiscal 2006. Included in fiscal 2005 other income is a gain of $15,578 on the sale of other real estate owned as compared to none in fiscal 2006.

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

We are engaged primarily in the business of making permanent and interim loans to churches and other non-profit organizations, and to other borrowers, including businesses engaged in the building and operation of assisted living centers. At March 31, 2006 we had seven loans to three different borrowers which are secured by assisted living centers and commercial properties which totaled approximately $9,177,000. Our assets primarily consist of our loan portfolio, real estate acquired through foreclosure and our office building and facilities.

Our operating expenses are comprised of the maintenance of our office building, the payment of the salaries of our management and support staff, office expenses, fees paid to the Board of Trust Managers, and the payment for legal and accounting services. Substantially all of our assets are invested in the permanent and interim loans. Our only potential liquidity problems relate to the timely and proper repayment of the leveraged funds we have borrowed to make loans in excess of our capital and the ability to fund loan commitments which totaled approximately $21,560,000 at March 31, 2006.

Our primary sources of funds for liquidity consist of cash reserves, net cash provided by operations, payments received from the loans comprising our loan portfolio, and funds available through debt financing, including our line of credit agreement with the Amarillo National Bank.

Our level of liquidity based upon cash and cash equivalents increased by $68,101 during the year ended March 31, 2006. During this same period, we invested $48,633,320 in mortgage and interim construction loans using net borrowings on our bank line of credit and Master Note agreements in the amount of $11,309,068, net cash provided by operating activities in the amount of $2,974,765, principal payments received on our loan portfolio in the amount of $37,361,673, and payments received on other notes receivables of $18,872. The total liquidity available to invest in mortgage and interim construction loans was reduced by $2,962,957 paid in cash dividends during the year ended March 31, 2006.

Our primary debt obligations consist of our bank line of credit owing to Amarillo National Bank and Master Note Agreements with various persons. The line of credit is made pursuant to a Loan Agreement dated December 31, 2004, which was amended effective November 4, 2005 to increase the line of credit from $25,000,000 to $30,000,000. On December 31, 2005, we entered into an extension agreement with the bank, thereby, extending the term of the existing loan agreement to January 31, 2006 while we were in negotiations with the bank on a new loan agreement. Pursuant to such negotiations, we have entered into a new loan agreement with the bank that increases the line of credit to $35,000,000, is for a term of three years, maturing December 31, 2008, instead of being renewed each year as in the past, and provides for a rate of interest that is more favorable to us.

The line of credit, effective January 31, 2006, provides for a term maturing at December 31, 2008. As of March 31, 2006, our total liabilities outstanding was $40,523,383. The amount owing on the line of credit as of May 31, 2006 was $20,755,000. It is anticipated that the line of credit will be renewed at the expiration of such three-year term. In the event that the bank elects not to renew the line of credit, we may, under the terms of the loan agreement, retire the line of credit over a period of time, not to exceed five years, equal to the weighted average remaining term of a pool of our real estate lien notes which would be pledged to secure the remaining balance of the bank line of credit.

At March 31, 2006, loans to us under Master Note Agreements, which are in effect demand notes, totaled $18,135,110. In the past, we have utilized our bank line of credit and the principal paid to us upon our outstanding loan portfolio in order to meet our maturing obligations.

Although our cash and cash equivalents as of March 31, 2006 were only $128,955, the balance which could be borrowed by us upon our bank line of credit as of March 31, 2006 was $14,245,000. The principal payments scheduled to be received on our loan portfolio for the fiscal years ending March 31, 2007, 2008 and 2009 are $23,693,834, $2,423,180 and $2,460,634 respectively. Assuming all of these scheduled principal payments are received, these payments, together with the balance available to us on our bank line of credit, should provide us with sufficient funds to meet our maturing obligations and fund loan commitments without the necessity of borrowing funds from other sources. Based upon our success in obtaining borrowings in the past, we are confident that, should it be necessary, we will be able to obtain additional bank financing in the future in sufficient amounts for us to timely meet all of our obligations.

Should all the scheduled principal payments upon loans not be received, and should we be unable to borrow against our line of credit, and should borrowings from other sources not be available, it would be necessary to sell a portion of our mortgage loan portfolio in order for us to meet all of our financial obligations. At March 31, 2006, the principal balance of our loan and church bond portfolio was $71,063,449, net of unamortized purchase discounts. The weighted average interest rate on loans and church bonds was 7.82% per annum. In view of the normal marketability of conventional loans, we might be required to discount a majority of these loans in order for them to be attractive for purchase. The principal amount of these loans if discounted to yield a weighted average interest rate of 12%, 14% and 16% would be $46,309,681, $39,694,012, and $34,732,261, respectively. There is no assurance that we would be able to sell all, or a portion of, our portfolio of loans, in which event, it would be necessary to secure a loan, or loans, from a lender in order to meet our financial obligations. There is no assurance that we would be able to secure a loan in such instance. We have sold only one of our loans in our mortgage loan portfolio and, therefore, have limited experience in this area. Furthermore, if required to discount our loans in excess of 13.7%, then we would not realize sufficient funds from the sale of the loans to retire all of our debt.

Principal payments scheduled to be received upon our permanent loan portfolio during the years ending March 31, 2007, 2008 and 2009, if not used to fund new loan commitments, would be used to reduce our outstanding indebtedness. Should we use the payments of principal which shall be received upon our loan portfolio to reduce our outstanding indebtedness, our interest expense will decrease. In such instance, whether the decrease in the interest income will exceed, or be less than, the decrease in the interest expense will largely be dependent upon the prime rate of interest prevailing at such time due to the fact that the interest to be earned upon our mortgage loan portfolio is generally based upon a fixed rate of interest or a variable rate of interest that periodically reprices, while the interest to be paid upon our outstanding debts is directly, or indirectly, tied to the prime rate of interest charged by major banks.

Pursuant to the new agreement with the bank, we have pledged all of our mortgage loans, church bonds and interim construction loans to the bank to secure the line of credit. The amount owing on the line of credit must not exceed an amount equal to 85% of the outstanding principal amount of the performing mortgage loans and church bonds and 50% of the outstanding principal amount of the performing interim construction loans. Applying that borrowing limit to our loan portfolio as of March 31, 2006, we can borrow up to the entire $35,000,000 line of credit limit. However, during the term of the new loan agreement, we would not have the right to sell our loans, without the bank’s consent, since all of our loans have been pledged to the bank to secure the line of credit. Therefore, under our new loan agreement, it will be very difficult, if not impossible, to sell our loans to meet our financial obligations.

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

Inflation

At March 31, 2006, the weighted average interest rate on our mortgage loan and church bond portfolio was 7.82% per annum while the weighted average interest rate upon all our borrowings was 6.64% per annum resulting in a net interest rate margin of 1.18%. By comparison, as of March 31, 2005, the weighted average interest rate on our mortgage loan and church bond portfolio was 7.37% per annum while the weighted average interest rate on our borrowings was 4.68% per annum resulting in a net interest rate margin of 2.69% per annum. Therefore, our net interest rate margin has decreased by 151 basis points during the year ending March 31, 2006. Although a majority of the loans constituting our loan portfolio have been made at variable rates of interest that generally reprice either daily, annually, or otherwise periodically, a portion of the loans constituting our loan portfolio have been made at fixed rates of interest and therefore are not subject to being increased or decreased during the term of the loan. All of our indebtedness is either directly or indirectly tied to the prime rate of interest charged by major banking institutions and, therefore, is subject to fluctuation.

During periods of inflation, the prime rate of interest charged by major banking institutions, as well as the interest rate or cost of borrowing money from any lender, generally increases. Consequently, during an inflationary period our interest expense would increase. Since our interest income would not increase as rapidly, an increase in the interest expense would decrease our net income. However, interest income should subsequently increase as variable rate loans reprice. Should the amount of the loans and the amount of the indebtedness remain constant, and should the weighted average interest rate upon the indebtedness increase to approximately 14.29% per annum, interest income and interest expense would be substantially equal.

Under the terms of the new line of credit agreement with Amarillo National Bank effective January 1, 2006, the interest rate on our line of credit adjusts in accordance with the lesser of the 30-day, 60-day, 90-day or 180-day London Interbank Offered Rates (“LIBOR”) or the J.P. Morgan Chase & Co. prime rate. The interest rate on our Master Note Agreements adjusts as and when the Prime Rate as published by the Wall Street Journal changes. Most of our loans are made on interest rates that are tied to the Prime Rate as published by the Wall Street Journal or a similar index used by major U.S. banking institutions. Therefore, our cost of funds should be tied to an index that is equal to or less than the index used to price our loan portfolio.

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

Report of Independent Registered Public Accounting Firm

The Board of Trust Managers and Shareholders

Church Loans & Investments Trust

Amarillo, Texas

We have audited the accompanying balance sheets of Church Loans & Investments Trust (a real estate investment trust) as of March 31, 2006 and 2005, and the related statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Church Loans & Investments Trust as of March 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Clifton Gunderson LLP

Amarillo, Texas

May 30, 2006

CHURCH LOANS & INVESTMENTS TRUST (A Real Estate Investment Trust) Balance Sheets March 31, 2006 and 2005
ASSETS
	2006	2005

CASH AND CASH EQUIVALENTS	$128,955	$60,854
RECEIVABLES
Mortgage loans and church bonds – performing	48,835,293	38,103,729
Interim construction loans – performing	20,268,706	18,043,873
Nonperforming mortgage loans, church bonds and interim construction loans	1,959,450	3,171,844
Less: Allowance for credit losses	(1,713,249)	(1,713,249)
	69,350,200	57,606,197
Accrued interest receivable	558,217	342,687
Notes receivable	5,902	24,774
Net receivables	69,914,319	57,973,658
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $532,008 and $529,944 in 2006 and 2005, respectively	221,124	223,188
OTHER REAL ESTATE OWNED	1,180,618	1,180,618
OTHER ASSETS	46,050	135,619
TOTAL ASSETS	$71,491,066	$59,573,937

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Notes payable and line of credit:
Related parties	$2,845,753	$3,598,662
Other	36,044,357	23,982,380
	38,890,110	27,581,042
Accrued interest payable	130,229	49,573
Other	1,503,044	1,249,632
Total liabilities	40,523,383	28,880,247

SHAREHOLDERS’ EQUITY
Shares of beneficial interest, no par value; authorized shares unlimited, 10,223,690 shares issued at March 31, 2006 and 2005	29,762,291	29,762,291
Undistributed net income	1,221,882	947,889
Treasury shares, at cost (6,596 shares)	(16,490)	(16,490)
Total shareholders’ equity	30,967,683	30,693,690
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$71,491,066	$59,573,937
These financial statements should be read only in connection with the accompanying summary of significant accounting policies and notes to financial statements. - 15 -

CHURCH LOANS & INVESTMENTS TRUST (A Real Estate Investment Trust) STATEMENTS OF INCOME Years ended March 31, 2006 and 2005

	2006	2005
INTEREST INCOME AND FEES ON RECEIVABLES	$6,287,367	$4,669,730

DEBT EXPENSE
Interest	1,972,371	791,730

Net interest income	4,314,996	3,878,000

PROVISION FOR CREDIT LOSSES	--	(20,000)

Net interest income less provision for possible credit losses	4,314,996	3,898,000

OTHER INCOME, including gains on sale of other real estate owned of $15,578 in 2005	87,817	159,164

OTHER OPERATING EXPENSES
General and administrative	1,041,874	1,003,631
Board of Trust Managers’ fees	50,035	53,185

Total other operating expenses	1,091,909	1,056,816

Income before provision for income taxes	3,310,904	3,000,348

PROVISION FOR INCOME TAXES	73,954	82,649

NET INCOME	$3,236,950	$2,917,699

NET INCOME PER SHARE	$.32	$.29

These financial statements should be read only in connection with the accompanying summary of significant accounting policies and notes to financial statements. - 16 -

CHURCH LOANS & INVESTMENTS TRUST (A Real Estate Investment Trust) STATEMENTS OF SHAREHOLDERS’ EQUITY Years ended March 31, 2006 and 2005

	Shares of beneficial interest		Undistributed	Treasury
	Shares	Amount	net income	shares	Total
Balance, March 31, 2004	8,986,208	$26,245,401	$804,362	$(16,490)	$27,033,273

Net income	--	--	2,917,699	--	2,917,699

Issuance of shares of beneficial interest, net of issue costs of $195,556	1,237,482	3,516,890	--	--	3,516,890

Cash dividends($0.28 per share)	--	--	(2,774,172)	--	(2,774,172)
Balance, March 31, 2005	10,223,690	29,762,291	947,889	(16,490)	30,693,690

Net income	--	--	3,236,950	--	3,236,950

Cash dividends($0.29 per share)	--	--	(2,962,957)	--	(2,962,957)
Balance, March 31, 2006	10,223,690	$29,762,291	$1,221,882	$(16,490)	$30,967,683

These financial statements should be read only in connection with the accompanying summary of significant accounting policies and notes to financial statements. - 17 -

CHURCH LOANS & INVESTMENTS TRUST (A Real Estate Investment Trust) Statements of Cash Flows Years ended March 31, 2006 and 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,236,950	$2,917,699
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,064	1,376
Amortization of loan discounts	(472,356)	(23,177)
Provision for loan loss	--	(20,000)
Gain on sale of other real estate owned	--	(15,578)
Changes in:
Accrued interest receivable	(215,530)	(102,164)
Accrued interest payable	80,656	5,207
Federal income tax payable	--	(37,553)
Other liabilities	253,412	313,870
Other, net	89,569	(128,173)
Net cash provided by operating activities	2,974,765	2,911,507

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in mortgage and interim construction loans and church bonds	(48,633,320)	(39,428,229)
Payments received on mortgage and interim construction loans and church bonds	37,361,673	24,562,358
Payments received on notes receivable	18,872	86,979
Proceeds from sale of other real estate owned	--	29,241
Purchase of property and equipment	--	(10,321)
Net cash used by investing activities	(11,252,775)	(14,759,972)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on notes payable and line of credit	53,825,599	44,682,570
Principal payments on notes payable and line of credit	(42,516,531)	(33,780,911)
Cash dividends paid	(2,962,957)	(2,774,172)
Issuance of shares of beneficial interest, net of issue cost of $195,556 in 2005	--	3,516,890
Net cash provided by financing activities	8,346,111	11,644,377
Increase (decrease) in cash and cash equivalents	68,101	(204,088)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	60,854	264,942

CASH AND CASH EQUIVALENTS AT END OF YEAR	$128,955	$60,854

These financial statements should be read only in connection with the accompanying summary of significant accounting policies and notes to financial statements. - 18 -

CHURCH LOANS & INVESTMENTS TRUST (A Real Estate Investment Trust) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES March 31, 2006 and 2005
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

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A material estimate that is particularly susceptible to significant changes in the near term relates to the determination of the allowance for credit losses.

CURRENT OPERATING ENVIRONMENT

Church Loans has historically invested in long-term, fixed-rate mortgage loans, generally funded by relatively short-term debt obligations. The volatility of interest rates and increased competition to attract customers' funds have caused Church Loans' liability structure to become short-term and rate sensitive. Church Loans reflected an average interest yield on its loan and church bond portfolio, an average interest rate on its total indebtedness and a net interest rate margin at March 31, 2006 and 2005 as follows:

	Loan and church bond portfolio	Total indebtedness	Net interest rate margin
March 31, 2006	7.82%	6.64%	1.18%
March 31, 2005	7.37%	4.68%	2.69%
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

CHURCH LOANS & INVESTMENTS TRUST (A Real Estate Investment Trust) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES March 31, 2006 and 2005
LOANS (Continued)

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

Commitment fees received on interim construction loans are recognized over the interim commitment period for loans that are not permanently financed by Church Loans and over the life of the mortgage loan for loans that are permanently financed by Church Loans. Amounts are being amortized using the straight-line method. For the years ended March 31, 2006 and 2005, this method is not materially different from the method of deferring commitment fees until the commitment is exercised and recognizing such fees as an adjustment to yield by the interest method over the related loans' lives as prescribed by generally accepted accounting principles.

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
- 20 -

CHURCH LOANS & INVESTMENTS TRUST (A Real Estate Investment Trust) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES March 31, 2006 and 2005
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

CHURCH LOANS & INVESTMENTS TRUST (A Real Estate Investment Trust) NOTES TO FINANCIAL STATEMENTS March 31, 2006 and 2005
NOTE 1 - LOANS AND CHURCH BONDS

Mortgage loans receivable consist of conventional loans of $49,447,215 and $40,340,040 and church bonds of $302,467 and $362,829 at March 31, 2006 and 2005, respectively. Interim construction loans of $21,368,706 and $19,143,873 at March 31, 2006 and 2005, respectively, consist primarily of loans to churches for the construction of church facilities and assisted living centers. Mortgage loans, church bonds and interim construction loans are generally secured by first liens on real estate comprised primarily of church buildings and other real estate. Historically, the amount of a loan has been generally limited to 66-2/3% of the appraised value of the related property. During the fiscal year 2005, the debt-to-value ratio was increased to 85% unless substantial justification exists because of the presence of other underwriting criteria. Certain loans are guaranteed by individual members of the congregations or other individuals or congregations, depending on the circumstances.

Church Loans' portfolio included mortgage loans, church bonds and interim construction loans with interest rates ranging from 5.15% to 12.0% at March 31, 2006. The weighted average annual interest rates of Church Loans' loan and church bond portfolio were 7.82% and 7.37% at March 31, 2006 and 2005, respectively.

In addition to a concentration of loans to churches, Church Loans makes certain interim real estate construction loans and permanent loans to entities other than churches. At March 31, 2006 and 2005, Church Loans had seven loans to three borrowers and five loans to two borrowers, respectively, which were secured by assisted living centers and commercial properties and totaled approximately $9,177,000 and $6,363,000, respectively.

The following schedule is a summary of the combined mortgage, church bonds and interim construction loan portfolios by size of loan at March 31, 2006 and 2005:

	2006		2005
Description	No. of Loans	Carrying amount	No. of Loans	Carrying amount
Over $1,500,000	12	$26,846,380	7	$14,684,194
$1,300,000-1,499,999	2	2,722,793	2	2,894,348
$1,000,000-1,299,999	4	4,476,097	5	5,853,794
$900,000-999,999	5	4,711,478	6	5,799,139
$800,000-899,999	1	850,000	2	1,625,851
$700,000-799,999	6	4,460,782	4	2,929,021
$600,000-699,999	9	5,793,709	8	5,308,735
$500,000-599,999	14	7,520,442	13	7,162,984
$400,000-499,999	8	3,683,201	5	2,232,324
$300,000-399,999	10	3,466,245	14	4,784,880
$200,000-299,999	16	3,909,203	15	3,650,534
$100,000-199,999	12	1,731,676	15	2,162,568
Under $100,000	22	946,382	18	758,370
	121	71,118,388	114	59,846,742
Less: unamortized purchase discounts on mortgage loans		(54,939)		(527,296)
Less: allowance for credit losses		(1,713,249)		(1,713,249)
Total		$69,350,200		$57,606,197
- 22 -

CHURCH LOANS & INVESTMENTS TRUST (A Real Estate Investment Trust) NOTES TO FINANCIAL STATEMENTS March 31, 2006 and 2005
NOTE 1 - LOANS AND CHURCH BONDS (CONTINUTED)
The mortgage and interim construction loan portfolios included the following loans at March 31, 2006, with individual balances in excess of 3% of the total carrying amount of the combined portfolios:

Living Word Bible, Mesa, AZ ; interest at prime plus 2.0%, with a floor of 9.0% (9.75% at March 31, 2006); principal and interest due on maturity on December 1, 2006	$3,500,000

Community Protestant Church of Co-Op City, Bronx, NY; interest at prime plus 2.0%, with a floor of 9.25% (9.25% at March 31, 2006, not scheduled to reprice until January 1, 2009); monthly payments of $26,249 to maturity on January 1, 2026	2,857,654

Great Plains Assisted Living L.L.C., Sioux City, IA; interest at prime plus 1.5%, with a floor of 5.5% (5.5% at March 31, 2006, not scheduled to reprice until January 1, 2009); monthly payments of $17,960 to maturity on January 1, 2029	2,799,111

Christ Temple Pentecostal Church, Kansas City, MO; interest at prime plus 2.0%, with a floor of 7.0% (9.75% at March 31, 2006); principal and interest due on maturity on June 1, 2006	2,566,891

Bickford Cottage LLC, Lafayette, IN; interest at prime plus 1.5%, with a floor of 8.0% (8.0% at March 31, 2006, not scheduled to reprice until September 1, 2010); monthly payments of $18,949 to maturity on September 1, 2030	2,439,245

$14,162,901
The original terms of the individual loans included in the loan portfolio generally vary from 1 to 30 years. Scheduled maturities during the five years subsequent to March 31, 2006, are:

2007	$23,693,834
2008	2,423,180
2009	2,460,634
2010	2,526,322
2011	2,684,172
At March 31, 2006, mortgage loans and interim construction loans of $70,815,921 were pledged to support the indebtedness of Church Loans.

A summary of transactions in the allowance for credit losses for the years ended March 31, 2006 and 2005 follows:
	2006	2005

Balance at beginning of year	$1,713,249	$1,733,249

Charge-offs	--	--

Recoveries	--	--

Provision charged to operating expenses	--	(20,000)

Balance at end of year	$1,713,249	$1,713,249
- 23 -

CHURCH LOANS & INVESTMENTS TRUST (A Real Estate Investment Trust) NOTES TO FINANCIAL STATEMENTS March 31, 2006 and 2005
NOTE 1 – LOANS AND CHURCH BONDS (CONTINUTED)

At March 31, 2006 and 2005, the recorded investment for loans for which impairment was recognized in accordance with Statement No. 114 was approximately $1,959,000 and $3,172,000, respectively. The related allowance for credit losses at March 31, 2006 and 2005 was $463,000 and $558,000, respectively. The average investment in impaired loans was approximately $2,566,000 and $3,217,000 for the years ended March 31, 2006 and 2005, respectively. Interest income which would have been recorded under the original terms of impaired loans and church bonds amounted to approximately $97,000 and $277,000 for the years ended March 31, 2006 and 2005, respectively. Interest income actually recognized for the years ended March 31, 2006 and 2005 was approximately $46,000 and $685,000, respectively. In 2005, interest income actually recognized includes amounts received from a nonaccrual loan paid off during the year.

NOTE 2 – DEBT OBLIGATIONS
Information relating to debt obligations follows:
Balance at end of year		Weighted average interest rate at end of year	Maximum amount outstanding at any month-end	Average month-end balance	Weighted average interest rate for the year
March 31, 2006
Line of credit payable to bank	$20,755,000	6.54%*	$23,630,000	$17,500,000	5.66%*
Other demand notes payable	18,135,110	6.75%	18,135,110	17,158,381	5.70%
TOTAL	$38,890,110	6.64%	$41,765,110	$34,658,381	5.68%
March 31, 2005
Line of credit payable to bank	$10,495,000	4.57%*	$11,145,000	$5,562,231	3.79%*
Other demand notes payable	17,086,042	4.75%	17,086,042	14,980,929	3.71%
TOTAL	$27,581,042	4.68%	$28,231,042	$20,543,160	3.73%
* Does not consider commitment fees.

All debt obligations, except for other demand notes payable, are secured by the pledge of specific mortgage notes receivable.

Maturities of debt obligations are financed through principal payments received on loans, advances on other demand notes payable and advances on the line of credit.

Descriptions of the various categories of debt obligations follow:

Line of Credit Payable to Bank

As of January 31, 2006 the line of credit payable to bank consists of borrowings under a loan agreement that provides for a $35,000,000 line of credit with certain commitment fees. The line of credit is due and payable in one payment of all outstanding principal plus all accrued unpaid interest on December 31, 2008. Pursuant to the new agreement with the bank, Church Loans has pledged all mortgage loans, church bonds and interim construction loans to the bank to secure the line of credit. The amount owing on the line of credit must not exceed an amount equal to 85% of the outstanding principal amount of the performing mortgage loans and church bonds and 50% of the outstanding principal amount of the performing interim construction loans. Interest accrues at the six-month LIBOR rate plus 1.60% (6.54% at March 31, 2006). Interest is payable monthly.

CHURCH LOANS & INVESTMENTS TRUST (A Real Estate Investment Trust) NOTES TO FINANCIAL STATEMENTS March 31, 2006 and 2005
NOTE 2 – DEBT OBLIGATIONS (CONTINUTED)

Additionally, the line of credit requires that Church Loans' net worth be no less than $18,000,000 and its total indebtedness shall not exceed 250% of its net worth. At March 31, 2006, Church Loans' total indebtedness was $14,245,000 less than the maximum amount permitted under the agreement.

Demand Notes Payable

Debt obligation consists of demand notes payable of $18,135,110 which mature during the year ended March 31, 2007. The demand notes payable bear interest at 1% less than the prime rate (payable monthly) and are unsecured
(see note 7).

NOTE 3 – INCOME TAX PROVISION

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

Deferred taxes were not significant to Church Loans' 2006 and 2005 financial statements.

Total income tax provision for the years ended March 31, 2006 and 2005 is less than the amount computed by applying the applicable statutory federal income tax rate (35%) to income before provision for income taxes as follows:

	2006	2005

Computed "expected" federal income tax provision	$1,158,816	$1,050,122
Increases (decreases) in taxes resulting from:
Dividends	(1,072,795)	(965,519)
Graduated rate differential	(7,460)	(6,556)
Difference in provision for credit losses for financial and tax purposes	--	19,250
Difference in accounting for interest income recognized for financial and tax purposes	(4,655)	(3,746)
Other	48	(10,902)

Actual provision for income taxes	$73,954	$82,649

NOTE 4 – SECURITIES OFFERING

Church Loans filed a Form S-11 Registration Statement, (the Statement) with the Securities and Exchange Commission indicating its intent to offer 7,000,000 additional shares at a price of $3.00 per share. The purpose of this offering was to raise additional capital in order for Church Loans to make additional mortgage loans and as a result, to further grow the company. The effective date of the registration was August 14, 2003. In addition, on various dates subsequent to August 14, 2003, this offering became effective in various states. Sales of shares ceased as of August 14, 2004, and as of such date, Church Loans had sold and issued an additional 3,216,288 shares resulting in an increase of $9,138,425, net of issuance costs of $510,439, in Church Loans' shareholders' equity.

CHURCH LOANS & INVESTMENTS TRUST (A Real Estate Investment Trust) NOTES TO FINANCIAL STATEMENTS March 31, 2006 and 2005
NOTE 5 – NET INCOME PER SHARE

Net income per share of beneficial interest is based on the weighted average number of shares outstanding, which was 10,217,094 and 9,898,521 for the years ended March 31, 2006 and 2005, respectively. There were no share equivalents or other potentially dilutive securities outstanding during any of the periods presented.

NOTE 6 – DIVIDENDS
All dividends paid by Church Loans are taxable to the recipient. A schedule of dividends paid during the years ended March 31, 2006 and 2005 follows:
		Dividend amount
Date of record	Date paid	Per Share	Total

March 31, 2004	May 2004	$.07	$628,582
December 31, 2004	January 2005	.21	2,145,590
March 31, 2005	May 2005	.06	613,026
December 31, 2005	January 2006	.23	2,349,931
In April 2006, a dividend of $715,197 ($0.07 per share) was declared for shareholders of record on March 31, 2006.

NOTE 7 – RELATED PARTY TRANSACTIONS

Other demand notes payable at March 31, 2006 and 2005 included notes totaling $2,845,753 and $3,598,662, respectively, which represent borrowings from related parties. The notes bear interest at 1% less than the prime rate (6.75% at March 31, 2006) and are unsecured. Interest expense incurred on related party other demand notes payable was approximately $200,000 and $90,000 in 2006 and 2005, respectively.

NOTE 8 – CASH FLOW INFORMATION
Supplemental information on cash flows and noncash transactions for the years ended March 31, 2006 and 2005 is as follows:
	2006	2005
Supplemental cash flow information

Interest paid	$1,891,715	$786,523

Income taxes paid	$76,252	$138,208

Schedule of noncash investing activity:

Mortgage loan issued in connection with sale of other real estate	$--	$235,000

Deferred gain from sale of other real estate	$--	$116,027

- 26 -

CHURCH LOANS & INVESTMENTS TRUST (A Real Estate Investment Trust) NOTES TO FINANCIAL STATEMENTS March 31, 2006 and 2005
NOTE 9 – COMMITMENTS AND CONTINGENCIES

Church Loans is a party to financial instruments with off-balance-sheet risk in the normal course of business. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have variable interest rates, fixed expiration dates or other termination clauses and require payment of a fee. Since some of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Church Loans evaluates each customer's credit worthiness on a case-by-case basis. Collateral generally includes real estate properties. The exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit is represented by the contractual amount. At March 31, 2006, Church Loans had outstanding loan commitments (by contract amounts) of approximately $21,560,000. Management does not anticipate any losses as a result of these transactions

Church Loans is involved in litigation in the normal course of business and, in the opinion of management, such litigation will have no material effect on Church Loans' financial statements.

NOTE 10 – DISCLOSURE ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments, the results of applying such methods and assumptions to the financial instruments and limitations inherent in fair value estimates:

Cash and Cash Equivalents

The assets are considered short-term instruments for which the carrying amount is a reasonable estimate of fair value.

Loans and Church Bonds

Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, such as mortgage and interim construction loans and church bonds. Each loan category is further segmented into fixed and adjustable rate interest terms. For variable-rate loans, primarily interim construction loans, that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair value of fixed-rate mortgage loans and bonds is generally estimated by discounting the future cash flows through the estimated maturity using the current rates at which similar loans would be made to borrowers with similar credit ratings. The estimate of maturity is based on Church Loans' historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions. The carrying value of loans and bonds, net of the allowance for credit losses was $69,350,200 and $57,606,197 and the fair value of loans and bonds was approximately $63,315,000 and $55,777,000 at March 31, 2006 and 2005, respectively.

Notes Payable and Line of Credit

The fair value of notes payable is equal to the carrying value as such liabilities are deemed to be short-term borrowings. The fair value of the line of credit is equal to the carrying value as such amounts are variable rate debt.

Commitments to Extend Credit

Generally, Church Loans enters into commitments to extend credit at adjustable interest terms. Accordingly, the commitment amount is a reasonable estimate of fair value.

Other

The carrying amounts of notes receivable and accrued interest approximate fair value.

CHURCH LOANS & INVESTMENTS TRUST (A Real Estate Investment Trust) NOTES TO FINANCIAL STATEMENTS March 31, 2006 and 2005
NOTE 10 – DISCLOSURE ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUTED)

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

Our chief executive officer and our chief financial officer are charged with making an evaluation of our disclosure controls and procedures. These controls and procedures are designed to ensure that information required to be disclosed in reports mandated by the Securities Exchange Act of 1934 is recorded, communicated to management, and accurately reported within the required time periods. Our chief executive officer and chief financial officer have concluded, based upon their evaluation of these controls and procedures as of March 31, 2006, that our disclosure controls and procedures are effective.

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

Pursuant to the new line of credit loan agreement with the bank effective January 31, 2006, the interest rate on our line of credit owing to the Amarillo National Bank adjusts, at our option, in accordance with the 30-day, 60-day, 90-day or 180-day London Interbank Offered Rates (“LIBOR”) or the J.P. Morgan Chase & Co. prime rate. We may choose at each adjustment date a rate equal to the 30-day, 60-day, 90-day or 180-day LIBOR plus 1.6% or the J.P. Morgan Chase & Co. prime rate minus 1%.

During the period from January 1, 2006 to January 31, 2006, the December 31, 2004 loan agreement was extended pursuant to an extension agreement entered into with the bank. This was done to allow additional time for negotiations of the new loan agreement. During this one month extension, the bank reduced the interest rate on the line of credit from the 30 day LIBOR plus 1.75% to the 30 day LIBOR plus 1.60%.

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

The amount owing on the line of credit must not exceed an amount equal to 85% of the outstanding principal amount of our performing mortgage loans and church bonds and 50% of the outstanding principal amount of our performing interim construction loans. Applying that borrowing limit to our loan portfolio as of March 31, 2006, we can borrow up to the entire $35,000,000 line of credit limit.

We believe that this new agreement is upon terms and conditions that are more favorable to us.

PART III

Item 9:	DIRECTORS AND EXECUTIVE OFFICERS

(a)	Board of Trust Managers. The following information is furnished as to each individual who now serves as a member of our Board of Trust Managers:
B. R. McMorries, age 79, is a consulting engineer. He has served as a Trust Manager since 1963. He serves as Chairman of the Board of Trust Managers

Larry G. Brown, age 63, is the President of Larry Brown Realtors, Inc. and is a licensed realtor. He has served as a Trust Manager since 1981. He serves as Vice-Chairman of the Board of Trust Managers.

Alfred J. Smith, age 71, is in the independent oil and gas production business. Mr. Smith has served as a Trust Manager since 1999. He serves as Secretary of the Board of Trust Managers.
Jack R. Vincent, age 76, is engaged in farming and ranching operations. He has served as a Trust Manager since 1989.
Steven Rogers, age 58, is a commercial real estate agent. He has served as a Trust Manager since 1990.
Michael A. Bahn, age 62, is the President of Amarillo Blueprint Co., an office equipment and supply and reproduction services business. He has served as a Trust Manager since 1997.
Michael W. Borger, age 51 is the President of Turnkey Leasing, Ltd., an equipment leasing business. Mr. Borger has served as a Trust Manager from 1988 to 1990 and again since 2002.

(b)	Executive Officers. The following information is furnished as to each individual who now serves as an executive officer and who is not mentioned under "Board of Trust Managers" above:
M. Kelly Archer, age 54, serves as President and Chief Executive Officer. As such, Mr. Archer functions as our Executive Officer. Mr. Archer has served in this capacity for 24 years.

Robert E. Martin, age 56, serves as our Senior Vice-President-Lending. Mr. Martin has served in such capacity since 1999. Prior to serving in such capacity, Mr. Martin served as the President/CEO of Santa Fe Federal Credit Union. Mr. Martin also served as a member of our Board of Trust Managers prior to becoming our Senior Vice-President.

Robert E. Fowler, age 53, serves as our Senior Vice-President-CFO and Information Systems. Mr. Fowler has served in such capacity for 24 years.
Joshua D. Shields, age 28, serves as a Vice-President. Mr. Shields has served in such capacity since June 2003. Previously, Mr. Shields was employed by Wells Fargo Bank.

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

(i)	Code of Ethics for Officers

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

(a) Executive Officers:

The following table sets forth certain information regarding compensation paid during each of our last three fiscal years to our CEO. We have no other executive officers whose salary, bonuses and other compensation earned during fiscal 2006 exceeded $100,000 for services rendered in all capacities.

		Annual Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compensation
CEO-M. Kelly Archer	2006	$110,850	$12,000	$19,350
	2005	108,413	-0-	18,900
	2004	108,150	4,400	18,900

Other Annual Compensation paid to or for the benefit of Mr. Archer represents annual contributions to Mr. Archer’s SEP (Simplified Employee Pension) account.

(b) Trust Managers' Compensation:

Our Board of Trust Managers was paid $48,200 in cash as a group during the last fiscal year for services as Trust Managers. The Chairman of the Board of Trust Managers, B. R. McMorries, is paid $500 per month for serving in such capacity. The remaining members of the Board of Trust Managers are paid $300 per month for serving as a member of the board. All Trust Managers are paid an additional $100 per board or committee meeting attended. In addition, a Trust Manager receives $400 per day for their services when out of town on trust business.

The members of the Board of Trust Managers are not otherwise employed or compensated by us.

Item 11:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)	The following table indicates the persons known by us to own beneficially more than 5 percent of our shares of beneficial interest:

Name and Address of Beneficial Owner	Amount of and Nature of Beneficial Ownership	Percent of Class
Edith M. Brandon 3001 Teckla, Amarillo, TX 79106	605,323 shares	5.930%

(b)	The following table indicates the number of our shares of beneficial ownership owned by the Board of Trust Managers and Executive Officers, individually and as a group:
Name and Address of Beneficial Owner	Amount of and Nature of Beneficial Ownership*	Percent of Class
B. R. McMorries 1601 Jordan, Amarillo, TX 79106	400,072	3.916%
Larry G. Brown 4210 Palacio Dr, Amarillo, TX 79109	42,787	0.419%
Jack R. Vincent 6303 Stoneham Dr, Amarillo, TX 79109	12,500	0.122%
Steven Rogers 6206 Calumet, Amarillo, TX 79106	2,800	0.027%
Michael A. Bahn 1612 S. Travis, Amarillo, TX 79102	1,650	0.016%
Alfred J. Smith 21 Hogan Dr, Amarillo, TX 79124	38,393	0.376%
Michael W. Borger 43 Cypress Point, Amarillo, TX 79124	13,850	0.136%
M. Kelly Archer 7200 Dreyfuss Rd, Amarillo, TX 79106	177,734	1.740%
Robert E. Fowler 7629 Tarrytown Av., Amarillo, TX 79121	8,218	0.080%
Robert E. Martin 8 Country Club Dr, Amarillo, TX 79124	9,011	0.088%
Joshua D. Shields 6825 Blacksmith LN, Amarillo, TX 79109	4,650	0.046%
All Trust Managers and Executive Officers as a Group	711,665	6.965%
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

We issue a limited number of "Master Notes" which are unsecured debt instruments. We pay the obligee of such notes interest at the rate of one percent per annum (1%) less than the prime lending rate of Amarillo National Bank, our primary lender. As of March 31, 2006, we had entered into Master Note Agreements with B. R. McMorries, Chairman of the Board of Trust Managers, and related parties, in the amount of $806,188; Larry Brown, Vice-Chairman of the Board of Trust Managers and related persons, in the amount of $574,592; Jack R. Vincent, a member of the Board of Trust Managers, and related parties in the amount of $167,159; M. Kelly Archer, President, Manager of Operations and CEO of the Trust and related persons, in the amount of $295,646; and Michael W. Borger, and related parties, in the amount of $1,002,168. The terms of such Master Notes are the same as Master Notes entered into with other unrelated persons, except as to the amounts thereof.

Jack R. Vincent serves as a member of our Board of Trust Managers and serves also as a member of the Board of Directors of Happy State Bank and Trust Company, Happy, Texas. Happy State Bank and Trust Company competes with us for loans to churches, including interim loans to churches. This competition may have a significant impact on the number of interim loans we acquire through referrals from church bond broker-dealers. These church bond broker-dealers are a substantial source of our interim loans.

Item 13:	EXHIBITS

(a)	Exhibits

The Exhibits listed on the accompanying Index to Exhibits are filed as a part of this Annual Report.

Item 14:	PRINCIPAL ACCOUNTANTS’ FEES AND SERVICES

The Board of Trust Managers has selected Clifton Gunderson LLP, independent certified public accountants, as the auditors of our financial statements for the fiscal year ending March 31, 2007. At the meeting of the shareholders to be held on August 29, 2006, the shareholders will vote upon a proposal to ratify the selection of this firm as auditors. No member of such firm, or any associate thereof, has any financial interest in us.

Audit Fees

The aggregate fees billed for professional services rendered for the audit of our annual financial statements for the most recent fiscal year, the review of the financial statements included in our Form 10-QSB for such fiscal year, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements were $68,000 as compared to $63,900 for the fiscal year ended March 31, 2005.

Audit-Related Fees

None.

Tax Fees

The aggregate fees billed us for tax services, including preparation of our tax return and tax related matters, were $7,395 for the most recent fiscal year as compared to $6,275 for the fiscal year ended March 31, 2005.

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
(10)

Loan Agreement dated January 31, 2006 entered into by and between Church Loans & Investments Trust and Amarillo National Bank included as an exhibit to Issuer’s Form 10-QSB for the quarterly period ended December 31, 2005, under File No. 000-08117 and is incorporated by reference.

(11)	Statement regarding computation of per share earnings-omitted since information necessary to make the computation is included in the Financial Statements and Note 5 thereto.
(13)	None
(14)	Code of Ethics for Officers
(16)	None
(18)	None
(20)	None
(21)	None
(23)	None
(24)	None
(31.1)	Certification of President (Principal Executive Officer and CEO) Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).
(31.2)	Certification of Senior Vice-President and CFO (Principal Financial Officer) Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).
(32)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHURCH LOANS & INVESTMENTS TRUST

	By:	/s/ B.R. McMorries
B.R. McMorries Chairman of the Board of Trust Managers

DATE: June 27, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ B.R. McMorries B.R. McMorries	Chairman of the Board of Trust Managers	06-27-06
/s/ Larry G. Brown Larry G. Brown	Vice-Chairman of the Board of Trust Managers	06-27-06
/s/ Alfred J. Smith Alfred J. Smith	Secretary of the Board of Trust Managers	06-27-06
/s/ M. Kelly Archer M. Kelly Archer	President and CEO	06-27-06
/s/ Robert E. Fowler Robert E. Fowler	Senior Vice-President and Chief Financial Officer	06-27-06
/s/ Jack R. Vincent Jack R. Vincent	Trust Manager	06-27-06
/s/ Steven Rogers Steven Rogers	Trust Manager	06-27-06
/s/ Michael A. Bahn Michael A. Bahn	Trust Manager	06-27-06
/s/ Michael W. Borger Michael W. Borger	Trust Manager	06-27-06

- 36 -

Service Mark and Copyright Notice

Copyright © 2006 by Church Loans & Investments Trust
This report is copyrighted material of
Church Loans & Investments Trust.

Church Loans & Investments Trust is a service mark
of the Trustees of Church Loans & Investments Trust.

The unauthorized use of the service marks and copyrights
of Church Loans & Investments Trust without the express,
written permission of Church Loans & Investments Trust,
is strictly prohibited. All rights reserved.