Form 10-Q
period 2006-06-30
CHURCH LOANS & INVESTMENTS TRUST
filed 2006-08-14
CIK 20199

United States Securities and Exchange Commission

Washington, D.C. 20549

____________

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15[d] OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________ .

Commission File No. 0-8117

____________

CHURCH LOANS & INVESTMENTS TRUST	®

(Exact name of registrant as specified in its charter)

Texas	75-6030254
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5305 W Interstate 40, Amarillo, Texas	79106-4759
(Address of principal executive office)	(Zip Code)

(806) 358-3666
(Issuer’s telephone number including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
____________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding at June 30, 2006
Common Stock, $0.00 par value per share	10,217,094

CHURCH LOANS & INVESTMENTS TRUST FORM 10-Q For the Quarter Ended June 30, 2006
INDEX
Page
Part I.	Financial Information

Item 1.	Financial Statements:

a)	Condensed Balance Sheets (Unaudited) June 30, 2006 and March 31, 2006	1
b)	Condensed Statements of Income (Unaudited) for the three-month periods ended June 30, 2006 and 2005	2
c)	Condensed Statements of Cash Flows (Unaudited) for the three-month periods ended June 30, 2006 and 2005	3
d)	Notes to Condensed Financial Statements (Unaudited)	4

Item 2.	Management’s Discussion and Analysis or Plan of Operation	5

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4.	Controls and Procedures	10

Part II.	Other Information

Item 1.	Legal Proceedings	11

Item 1A.	Risk Factors	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Submission of Matters to a Vote of Security Holders	11

Item 5.	Other Information	11

Item 6.	Exhibits	11

Index to Exhibits	12

Signatures	13

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
Condensed Balance Sheets (Unaudited)
June 30, 2006 and March 31, 2006
ASSETS
	June 30, 2006	March 31, 2006

CASH AND CASH EQUIVALENTS	$204,904	$128,955
RECEIVABLES
Mortgage loans and church bonds – performing	46,897,987	48,835,293
Interim construction loans – performing	19,286,201	20,268,706
Nonperforming mortgage loans, church bonds and interim construction loans	3,901,127	1,959,450
Less: Allowance for credit losses	(1,713,249)	(1,713,249)
	68,372,066	69,350,200
Accrued interest receivable	570,298	558,217
Notes receivable	4,122	5,902
Net receivables	68,946,486	69,914,319
PROPERTY AND EQUIPMENT, net	220,608	221,124
OTHER REAL ESTATE OWNED	1,180,618	1,180,618
OTHER ASSETS	33,813	46,050
TOTAL ASSETS	$70,586,429	$71,491,066

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Notes payable and line of credit:
Related parties	$2,448,061	$2,845,753
Other	35,574,734	36,044,357
	38,022,795	38,890,110
Accrued interest payable	107,819	130,229
Other	1,635,337	1,503,044
Total liabilities	39,765,951	40,523,383

SHAREHOLDERS’ EQUITY
Shares of beneficial interest, no par value; authorized shares unlimited, 10,223,690 shares issued	29,762,291	29,762,291
Undistributed net income	1,074,677	1,221,882
Treasury shares, at cost (6,596 shares)	(16,490)	(16,490)
Total shareholders’ equity	30,820,478	30,967,683
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$70,586,429	$71,491,066

These condensed financial statements should be read only in connection with the accompanying notes to condensed financial statements. -1-

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
Condensed Statements of Income (Unaudited)
Three-month periods ended June 30, 2006 and 2005

	Three-month periods ended June 30,
	2006	2005
INTEREST INCOME AND FEES
Interest and fees on mortgage loans, church bonds and interim construction loans	$1,523,290	$1,290,644
Total interest income and fees	1,523,290	1,290,644

INTEREST EXPENSE	640,709	363,506
Net interest income	882,581	927,138

OTHER INCOME	20,795	29,904
OTHER OPERATING EXPENSES
General and administrative	323,485	198,303
Board of Trust Managers’ fees	11,900	11,400
Total other operating expenses	335,385	209,703
NET INCOME	$567,991	$747,339

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	10,217,094	10,217,094
NET INCOME PER SHARE	$.06	$.07
DIVIDENDS PER SHARE	$.07	$.06

These condensed financial statements should be read only in connection with the accompanying notes to condensed financial statements. -2-

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
Condensed Statements of Cash Flows (Unaudited)
Three-month periods ended June 30, 2006 and 2005
	Three-month periods ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$567,991	$747,339
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	516	516
Amortization of loan discounts	(6,239)	(5,342)
Changes in:
Accrued interest receivable	(12,081)	(56,378)
Accrued interest payable	(22,410)	14,423
Other liabilities	132,293	268,425
Other, net	12,237	90,058
Net cash provided by operating activities	672,307	1,059,041

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in mortgage and interim construction loans and church bonds	(4,732,798)	(11,982,196)
Payments received on mortgage and interim construction loans and church bonds	5,717,171	8,791,272
Payments received on notes receivable	1,780	10,686
Net cash provided (used) by investing activities	986,153	(3,180,238)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on notes payable and line of credit	7,412,346	14,454,433
Principal payments on notes payable and line of credit	(8,279,661)	(11,631,501)
Cash dividends	(715,196)	(613,024)
Net cash provided (used) by financing activities	(1,582,511)	2,209,908
Increase in cash and cash equivalents	75,949	88,711

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	128,955	60,854

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$204,904	$149,565

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$663,119	$349,083

These condensed financial statements should be read only in connection with the accompanying notes to condensed financial statements. -3-

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

NOTE 2 - WEIGHTED AVERAGE INTEREST RATES
Weighted average interest rates and net interest rate margins at June 30, 2006 and 2005, were as follows:
Mortgage loan and church bond portfolio	Total indebtedness	Net interest rate margin
June 30, 2006	8.01%	6.87%	1.14%
June 30, 2005	7.61%	5.13%	2.48%
NOTE 3 - CONTRACTUAL MATURITIES

Scheduled principal payments on mortgage loans, church bonds and interim construction loans and indebtedness (including notes payable) outstanding at June 30, 2006, for the five twelve-month periods subsequent to June 30, 2006, follow:

Twelve-month period ending June 30,	Mortgage loans, church bonds and interim loans	Total Indebtedness
2007	$22,853,046	$17,667,795
2008	2,544,870	-
2009	2,639,046	$20,355,000
2010	2,653,308	-
2011	2,781,060	-
NOTE 4 - MORTGAGE LOANS, CHURCH BONDS AND INTERIM CONSTRUCTION LOANS

Mortgage loans, church bonds and interim construction loans on which the accrual of interest had been discontinued amounted to $3,901,127 and $3,161,317 at June 30, 2006 and 2005, respectively. If interest on these mortgage loans, church bonds and interim construction loans had been accrued as earned, interest and fees on loans in the accompanying condensed statements of income would have been increased by approximately $80,000 and $65,000 for the three-month periods ended June 30, 2006 and 2005, respectively. Interest income actually recognized on such loans during 2006 and 2005 was approximately $64,000 and $13,000, respectively.

This information is an integral part of the accompanying condensed financial statements.

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

Overview

We were founded in May of 1959. We were organized to assist churches with the financing of purchases and construction of church facilities. We were has also made loans for the financing of assisted living centers. Although we were originally organized under the corporate structure, we reorganized in 1963 as a real estate investment trust in order to take advantage of the favorable provisions of the federal tax law applicable to real estate investment trusts.

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

Originally, our Declaration of Trust required a loan-to-value ratio of not greater than 66 2/3%. However, at our annual meeting of shareholders held on July 16, 2004, the shareholders approved an Amended and Restated Declaration of Trust and Bylaws that raised the loan-to-value ratio to 85% unless substantial justification exists because of the presence of other underwriting criteria. Most of our present loans were made based upon the prior 66 2/3% loan-to-value ratio.

Management is aggressively pursuing quality new loans, both interim and permanent. This is evident by the 12% increase in our loan portfolio as of June 30, 2006 as compared to June 30, 2005.

Results of Operations—Three-month period ended June 30, 2006 as compared to three-month period ended June 30, 2005

Our revenues are derived from interest income earned on loans as well as, to a lesser degree, interest earned on church bonds and short-term investments. During the three-month period ended June 30, 2006, interest income and fees increased by $232,646 (18%) over the three-month period ended June 30, 2005.

The increase in interest income and fees during the three-month period ended June 30, 2006 as compared to the three-month period ended June 30, 2005 was primarily attributable to an increase in the balances of mortgage loans and interim loans.

Interest income on mortgage loans increased from $678,369 during the three-month period ended June 30, 2005 to $852,919 during the three-month period ended June 30, 2006, an increase of $174,550 (26%). Interest income on interim loans increased from $427,916 during the three-month period ended June 30, 2005 to $482,516 for the three-month period ended June 30, 2006, an increase of $54,600 (13%).

Commitment fees earned during the three-month period ended June 30, 2005 as compared to June 30, 2006 decreased from $170,452 to $130,870, a decrease of $39,582 or 23%.

Contributing to the increase in interest income and fees during the three-month period ended June 30, 2006 as compared to the three-month period ended June 30, 2005 was the increase in the interest rates on our loan portfolio. The average interest rate on our loans and church bonds increased from 7.61% as of June 30, 2005 to 8.01% as of June 30, 2006, an increase of .4%.

There was a slight increase in the amount of our interim loans from $19,619,398 as of June 30, 2005, to $20,386,201 as of June 30, 2006. During the same period, there was an increase in mortgage loans and church bonds from $43,418,267 to $49,747,814. The total mortgage loans, church bonds and interim loans, net of mortgage discounts, held by us increased from $62,515,712 as of June 30, 2005 to $70,134,015 as of June 30, 2006 (12%).

Our net income for the three-month period ended June 30, 2006 was $567,991 ($.06 per share), a decrease of $179,348 (24%) as compared to the three-month period ended June 30, 2005. This decrease was primarily attributable to the decrease in net interest income and the increase in general and administrative expenses.

Net interest income decreased from $927,138 for the three-month period ended June 30, 2005 to $882,581 for the three-month period ended June 30, 2006, a decrease of $44,557 (5%). Other income decreased from $29,904 for the three-month period ended June 30, 2005 to $20,795 for the three-month period ended June 30, 2006, a decrease of $9,109 (30%).

The decrease in our net interest income for the three-month period ended June 30, 2006 as compared to the three-month period ended June 30, 2005 was the result of an increase in our interest expense. The weighted average interest rate on our debt increased from 5.13% for the three-month period ended June 30, 2005 to 6.87% for the three-month period ended June 30, 2006. Our interest expense increased from $363,506 for the three-month period ended June 30, 2005 to $640,709 for the three-month period ended June 30, 2006, an increase of $277,203 or 76%.

The increase in our interest expense is attributable to the increase in the weighted average interest rate on our debt and the increase in our debt resulting from the funding of the increase in our portfolio of mortgage and interim loans. Our total liabilities increased from $31,986,027 as of June 30, 2005 to $39,765,951 as of June 30, 2006, an increase of $7,779,924 or 24%.

Non-performing loans, church bonds and interim loans increased from $3,161,317 as of June 30, 2005 to $3,901,127 as of June 30, 2006, an increase of $739,810. The accrual of interest on these loans has been discontinued. If interest on these mortgage loans, church bonds and interim loans had been accrued as earned, interest and fees on loans would have been increased by approximately $80,000 and $65,000 for the three-month periods ended June 30, 2006 and 2005, respectively.

General and administrative expenses increased from $198,303 for the three-month period ended June 30, 2005 to $323,485 for the three-month period ended June 30, 2006, an increase of $125,182 or 63%. This increase is mostly attributable to the payment of a real property taxes on property located in New York. We acquired the property through foreclosure of a loan in a prior year. The tax bill was paid in June, 2006 and was approximately $90,000.

As of June 30, 2006, 10,217,094 shares of certificates of beneficial interest were outstanding. Net income per share decreased from $.07 per share for the three-month period ended June 30, 2005 to $.06 per share for the three-month period ended June 30, 2006. This decrease was attributable to the decrease in our net income discussed above.

Financial Condition—Three-month period ended June 30, 2006 as compared to year ended
March 31, 2006

Our portfolio of performing mortgage loans and church bonds decreased from $48,835,293 as of March 31, 2006 to $46,897,987 as of June 30, 2006. Our portfolio of performing interim loans also decreased during the three-month period ended June 30, 2006 from $20,268,706 to $19,286,201, a decrease of $982,505. Mortgage loans, interim loans and church bonds held by us decreased from $71,063,449 as of March 31, 2006 to $70,085,315 as of June 30, 2006, a decrease of $978,134 (1%).

Nonperforming mortgage loans, church bonds and interim loans increased from $1,959,450 as of March 31, 2006 to $3,901,127 as of June 30, 2006. This was the result of the classification of four mortgage loans as nonperforming during the three-month period ended June 30, 2006. Total performing mortgage loans, church bonds and interim loans decreased from $69,103,999 as of March 31, 2006 to $66,184,188 as of June 30, 2006, a decrease of $2,919,811 (4%). Consistent with the decrease in loans, total assets decreased from $71,491,066 as of March 31, 2006 to $70,586,429 as of June 30, 2006, a decrease of $904,637 (1%).

Our liabilities decreased from $40,523,383 as of March 31, 2006 to $39,765,951 as of June 30, 2006.

Shareholders’ equity decreased by $147,205 from March 31, 2006 to June 30, 2006.

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

Our level of liquidity based upon cash and cash equivalents increased by $75,949 during the three-month period ended June 30, 2006 leaving us with cash and cash equivalents of $204,904 as of June 30, 2006. During this same period, we invested $4,732,798 in mortgage and interim construction loans using available cash of $128,955, net cash provided by operating activities in the amount of $672,307, principal payments received on our loan portfolio in the amount of $5,717,171, and other cash provided by investing activities of approximately $1,780. The total liquidity available to invest in mortgage and interim construction loans was reduced by $715,196 paid in cash dividends during the three-month period ended June 30, 2006 and the excess of $867,315 in principal payments on our note payable and line of credit over the amount we borrowed on our notes payable and line of credit.

A substantial portion of our debt obligations outstanding as of June 30, 2005, will mature in fiscal 2008. These debt obligations primarily consist of our bank line of credit and Master Note Agreements. The line of credit is made pursuant to a Loan Agreement dated January 31, 2006 that provides for a line of credit up to $35,000,000, and is for a term of three years, maturing December 31, 2008.

As of June 30, 2006, our total liabilities outstanding were $39,765,951. The amount owing on the line of credit as of June 30, 2006 was $20,355,000. It is anticipated that the line of credit will be renewed at the expiration of its three year term. In the event that the bank elects not to renew the line of credit, we may, under the terms of the loan agreement, retire the line of credit over a period of time, not to exceed five years, equal to the weighted average remaining term of a pool of our real estate lien notes which would be pledged to secure the remaining balance of the bank line of credit.

At June 30, 2006, loans to us under Master Note Agreements, which are in effect unsecured demand notes, totaled $17,667,795. In the past, we have utilized our bank line of credit and the principal paid to us upon our outstanding loan portfolio in order to meet our maturing obligations.

Although our cash and cash equivalents as of June 30, 2006 were only $204,904, the balance which could be borrowed by us upon our bank line of credit was $14,645,000. The principal payments scheduled to be received on our loan portfolio for the twelve-month period ending June 30, 2007 and 2008 are $22,853,046 and $2,544,870, respectively. Assuming all of these scheduled principal payments are received, these payments, together with the balance available to us on our bank line of credit, should provide us with sufficient funds to meet our maturing obligations and fund loan commitments without the necessity of borrowing funds from other sources. Based upon our success in obtaining borrowings in the past, we are confident that, should it be necessary, we will be able to obtain additional bank financing in the future in sufficient amounts for us to timely meet all of our obligations.

Should all the scheduled principal payments upon loans not be received, and should we be unable to borrow against our line of credit, and should borrowings from other sources not be available, it would be necessary to sell a portion of our mortgage loan portfolio in order for it to meet all of our financial obligations. At June 30, 2006, the principal balance of our loan and church bond portfolio was $70,085,315, net of unamortized purchase discounts. The weighted average interest rate on loans and church bonds was 8.01% per annum. In view of the normal marketability of conventional loans, we might be required to discount a majority of these loans in order for them to be attractive for purchase. The principal amount of these loans if discounted to yield a weighted average interest rate of 12%, 14% and 16% would be $46,781,950, $40,098,814, and $35,086,463, respectively. There is no assurance that we would be able to sell all, or a portion of our portfolio of loans, in which event, it would be necessary to secure a loan, or loans, from a lender in order to meet our financial obligations. There is no assurance that we would be able to secure a loan in such instance. We have sold only one of the loans in our mortgage loan portfolio and, therefore, we have limited experience in this area.

Principal payments scheduled to be received upon our permanent loan portfolio during the twelve-month period ending June 30, 2007 and 2008, if not used to fund new loan commitments, would be used to reduce our outstanding indebtedness. Should we use the payments of principal which shall be received upon our loan portfolio to reduce our outstanding indebtedness, our interest expense will decrease. In such instance, whether the decrease in the interest income will exceed, or be less than, the decrease in the interest expense will largely be dependent upon the prime rate of interest prevailing at such time due to the fact that the interest to be earned upon our mortgage loan portfolio is generally based upon a fixed rate of interest or a variable rate of interest that periodically reprices, while the interest to be paid by us upon our outstanding debts is directly, or indirectly, tied to the prime rate of interest charged by major domestic banks.

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

Inflation

At June 30, 2006, the weighted average interest rate on our mortgage loan and church bond portfolio was 8.01% per annum while the weighted average interest rate upon all our borrowings was 6.87% per annum. Although a majority of the loans constituting our loan portfolio have been made at variable rates of interest that generally reprice either daily, annually, or otherwise periodically, a portion of the loans constituting our loan portfolio have been made at fixed rates of interest and therefore are not subject to being increased or decreased during the term of the loan. All of our indebtedness is either directly or indirectly tied to the rate of interest charged by major banking institutions and, therefore, is subject to fluctuation.

During periods of inflation, the rate of interest charged by major banking institutions, as well as the interest rate or cost of borrowing money from any lender, generally increases. Consequently, during an inflationary period our interest expense would increase. Since our interest income would not increase as rapidly, an increase in our interest expense would decrease our net income. However, interest income should subsequently increase as variable rate loans reprice. Should the amount of our loans and the amount of our notes payable and line of credit remain constant, and should the weighted average interest rate upon the indebtedness increase to approximately 14.76% per annum, the interest income and the interest expense of the Trust would be substantially equal.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary market risk to which we are exposed is the risk associated with interest rate fluctuations as discussed in “Management’s Discussion and Analysis or Plan of Operation – Inflation.”

Item 4. Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer are charged with making an evaluation of our disclosure controls and procedures. These controls and procedures are designed to ensure that information required to be disclosed in reports mandated by the Securities Exchange Act of 1934 is recorded, communicated to management, and accurately reported within the required time periods. Our Chief Executive Officer and Chief Financial Officer have concluded, based upon their evaluation of these controls and procedures as of June 30, 2006, that our disclosure controls and procedures are effective.

There have been no significant changes in our internal controls or in the other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

There have been no material changes to the risk factors as disclosed in our Annual Report on Form 10-KSB for the year ended March 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits.

The Exhibits listed on the accompanying Index to Exhibits are filed as a part of this Quarterly Report.

CHURCH LOANS & INVESTMENTS TRUST (A Real Estate Investment Trust) INDEX TO EXHIBITS Item 6
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

(11)	Statement regarding computation of per share earnings-omitted since information necessary to make the computation is included in the Financial Statements.
(13)	None
(14)	None
(16)	None
(18)	None
(20)	None
(21)	None
(23)	None
(24)	None
(31.1)	Certification of President (Principal Executive Officer and CEO) Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).
(31.2)	Certification of Senior Vice-President and CFO (Principal Financial Officer) Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).
(32)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-12-

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHURCH LOANS & INVESTMENTS TRUST

	By:	/s/ B.R. McMorries
B.R. McMorries Chairman of the Board of Trust Managers

DATE: August 14, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ B.R. McMorries B.R. McMorries	Chairman of the Board of Trust Managers	08-14-06

/s/ Larry G. Brown Larry G. Brown	Vice-Chairman of the Board of Trust Managers	08-14-06

/s/ Alfred J. Smith Alfred J. Smith	Secretary of the Board of Trust Managers	08-14-06

/s/ M. Kelly Archer M. Kelly Archer	President and CEO	08-14-06

/s/ Robert E. Fowler Robert E. Fowler	Senior Vice-President and Chief Financial Officer	08-14-06

/s/ Jack R. Vincent Jack R. Vincent	Trust Manager	08-14-06

/s/ Steven Rogers Steven Rogers	Trust Manager	08-14-06

/s/ Michael A. Bahn Michael A. Bahn	Trust Manager	08-14-06

/s/ Michael W. Borger Michael W. Borger	Trust Manager	08-14-06

-13-

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