Form 10-Q
period 2006-09-30
CHURCH LOANS & INVESTMENTS TRUST
filed 2006-11-13
CIK 20199

United States Securities and Exchange Commission

Washington, D.C. 20549

____________

FORM 10-Q

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2006

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding at November 13, 2006
Common Stock, $0.00 par value per share	10,217,094

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
Condensed Balance Sheets (Unaudited)
September 30, 2006 and March 31, 2006

ASSETS
	September 30, 2006	March 31, 2006

CASH AND CASH EQUIVALENTS	$195,723	$128,955
RECEIVABLES
Mortgage loans and church bonds – performing	44,923,477	48,835,293
Interim construction loans – performing	17,779,159	20,268,706
Nonperforming mortgage loans, church bonds and interim construction loans	7,396,491	1,959,450
Less: Allowance for credit losses	(1,713,249)	(1,713,249)
	68,385,878	69,350,200
Accrued interest receivable	443,671	558,217
Notes receivable	4,000	5,902
Net receivables	68,833,549	69,914,319
PROPERTY AND EQUIPMENT, net	220,092	221,124
OTHER REAL ESTATE OWNED	916,694	1,180,618
OTHER ASSETS	54,015	46,050
TOTAL ASSETS	$70,220,073	$71,491,066

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Notes payable and line of credit:
Related parties	$3,292,418	$2,845,753
Other	33,705,348	36,044,357
	36,997,766	38,890,110
Accrued interest payable	111,559	130,229
Other	1,643,510	1,503,044
Total liabilities	38,752,835	40,523,383

SHAREHOLDERS’ EQUITY
Shares of beneficial interest, no par value; authorized shares unlimited, 10,223,690 shares issued	29,762,291	29,762,291
Undistributed net income	1,721,437	1,221,882
Treasury shares, at cost (6,596 shares)	(16,490)	(16,490)
Total shareholders’ equity	31,467,238	30,967,683
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$70,220,073	$71,491,066

These condensed financial statements should be read only in connection with the accompanying notes to condensed financial statements. -1-

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
Condensed Statements of Income (Unaudited)
Three-month and Six-month periods ended September 30, 2006 and 2005

	Three-month periods ended September 30,		Six-month periods ended September 30,
	2006	2005	2006	2005
INTEREST INCOME AND FEES
Interest and fees on mortgage loans, church bonds and interim construction loans	$1,544,685	$1,731,251	$3,067,974	$3,021,895
Total interest income and fees	1,544,685	1,731,251	3,067,974	3,021,895

INTEREST EXPENSE	684,201	424,319	1,324,909	787,825
Net interest income	860,484	1,306,932	1,743,065	2,234,070

OTHER INCOME	23,139	25,890	43,935	55,794
OTHER OPERATING EXPENSES
General and administrative	223,563	269,747	547,049	468,050
Board of Trust Managers’ fees	13,300	12,300	25,200	23,700
Total other operating expenses	236,863	282,047	572,249	491,750
NET INCOME	$646,760	$1,050,775	$1,214,751	$1,798,114

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	10,217,094	10,217,094	10,217,094	10,217,094
NET INCOME PER SHARE	$.06	$.10	$.12	$.17
DIVIDENDS PER SHARE	$-	$-	$.07	$.06

These condensed financial statements should be read only in connection with the accompanying notes to condensed financial statements. -2-

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
Condensed Statements of Cash Flows (Unaudited)
Six-month periods ended September 30, 2006 and 2005
	Six-month periods ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,214,751	$1,798,114
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,032	1,032
Loss on sale of other real estate owned	13,317	-
Amortization of loan discounts	(9,809)	(450,794)
Changes in:
Accrued interest receivable	114,546	(83,687)
Accrued interest payable	(18,670)	18,966
Other liabilities	140,466	355,587
Other, net	(7,965)	94,627
Net cash provided by operating activities	1,447,668	1,733,845

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in mortgage and interim construction loans and church bonds	(12,186,481)	(27,638,137)
Payments received on mortgage and interim construction loans and church bonds	13,160,612	21,473,921
Payments received on notes receivable	1,902	13,896
Proceeds from sale of other real estate owned	250,607	-
Net cash provided (used) by investing activities	1,226,640	(6,150,320)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on notes payable and line of credit	15,621,751	28,682,463
Principal payments on notes payable and line of credit	(17,514,095)	(23,214,964)
Cash dividends	(715,196)	(613,024)
Net cash provided (used) by financing activities	(2,607,540)	4,854,475
Increase in cash and cash equivalents	66,768	438,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	128,955	60,854

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$195,723	$498,854

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,343,579	$768,859

These condensed financial statements should be read only in connection with the accompanying notes to condensed financial statements. -3-

CHURCH LOANS & INVESTMENTS TRUST

(A Real Estate Investment Trust)

Notes to Condensed Financial Statements (Unaudited)

NOTE 1 – GENERAL

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

NOTE 2 - WEIGHTED AVERAGE INTEREST RATES

Weighted average interest rates and net interest rate margins at September 30, 2006 and 2005, were as follows:

	Mortgage loan and church bond portfolio	Total indebtedness	Net interest rate margin
September 30, 2006	8.12%	6.96%	1.16%
September 30, 2005	8.02%	5.65%	2.37%

NOTE 3 - CONTRACTUAL MATURITIES

Scheduled principal payments on mortgage loans, church bonds and interim construction loans and indebtedness (including notes payable) outstanding at September 30, 2006, for the five twelve-month periods subsequent to September 30, 2006, follow:

Twelve-month period ending September 30,	Mortgage loans, church bonds and interim loans	Total Indebtedness
2007	$ 23,257,608	$ 18,292,766
2008	2,627,178	-
2009	2,704,955	18,705,000
2010	2,795,176	-
2011	2,969,335	-

NOTE 4 - MORTGAGE LOANS, CHURCH BONDS AND INTERIM CONSTRUCTION LOANS

Mortgage loans, church bonds and interim construction loans on which the accrual of interest had been discontinued amounted to $7,396,491 and $1,680,204 at September 30, 2006 and 2005, respectively. If interest on these mortgage loans, church bonds and interim construction loans had been accrued as earned, interest and fees on loans in the accompanying condensed statements of income would have been increased by approximately $272,000 and $91,000 for the six-month periods ended September 30, 2006 and 2005, respectively. Interest income actually recognized on such loans during 2006 and 2005 was approximately $208,000 and $74,000, respectively.

NOTE 5 – LEGAL CONTINGENCIES

Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Trust’s financial statements.

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

Overview

We were founded in May of 1959. We were organized to assist churches with the financing of purchases and construction of church facilities.  We have also made loans for the financing of assisted living centers. Although we were originally organized under the corporate structure, we reorganized in 1963 as a real estate investment trust in order to take advantage of the favorable provisions of the federal tax law applicable to real estate investment trusts.

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

Management is aggressively pursuing quality new loans, both interim and permanent.   This is evident by the 6% increase in our loan portfolio as of September 30, 2006 as compared to September 30, 2005.

Results of Operations—Six-month period ended September 30, 2006 as compared to six-month period ended September 30, 2005

Our revenues are derived from interest income earned on loans as well as, to a lesser degree, interest earned on church bonds and short-term investments.  During the six-month period ended September 30, 2006, interest income and fees increased by $46,079 (2%) over the six-month period ended September 30, 2005.

Included in interest income and fees for the six-month period ended September 30, 2005 was $395,961 from the payment of a loan owing by St. Luke Missionary Baptist Church that was acquired by us and was previously in default.  This income was characterized as discount income on mortgage loans since this loan was acquired at a price below the principal balance of the loan.  Had it not been for this item, interest income and fees for the six-month period ended September 30, 2005 would have been $2,625,934.  Interest income and fees for the six-month period ended September 30, 2006 as compared to the six-month period ended September 30, 2005 without inclusion of this item increased by $442,040 or 17%.

Interest income on mortgage loans increased from $1,406,397 during the six-month period ended September 30, 2005 to $1,680,875 during the six-month period ended September 30, 2006, an increase of $274,478 (20%). Interest income on interim loans increased from $848,339 during the six-month period ended September 30, 2005 to $1,000,347 for the six-month period ended September 30, 2006, an increase of $152,008 (18%). Interest income on mortgage loans and interim loans increased by $426,486 for the six-month period ended September 30, 2006 as compared to the six-month period ended September 30, 2005, an increase of 19%.

The increase in interest income and fees during the six-month period ended September 30, 2006 as compared to the six-month period ended September 30, 2005 was primarily attributable to an increase in the balance of performing mortgage loans and interim loans and a slight increase in the weighted average interest rate on our portfolio of loans.

The weighted average interest rate on our loans and church bonds increased from 8.02% as of September 30, 2005 to 8.12% as of September 30, 2006.

Although there was a slight increase in the amount of our interim loans from $20,617,332 as of September 30, 2005, to $20,619,159 as of September 30, 2006, performing interim loans decreased from $19,517,332 as of September 30, 2005 to $17,779,159 as of September 30, 2006, a decrease of $1,738,173 or 9%.  During the same period, there was an increase in mortgage loans and church bonds from $45,393,626 to $49,525,098 and a slight increase in performing mortgage loans and church bonds from $44,736,920 as of September 30, 2005 to $44,923,477 as of September 30, 2006.  The total mortgage loans, church bonds and interim loans, net of mortgage discounts, held by us increased from $65,934,456 as of September 30, 2005 to $70,099,127 as of September 30, 2006 (6%).  However, performing mortgage loans, church bonds, and interim loans decreased from $64,254,252 as of September 30, 2005 to $62,702,636 as of September 30, 2006, a decrease of $1,551,616 or 2%.

Commitment fees earned during the six-month period ended September 30, 2005 as compared to September 30, 2006 decreased from $314,347 to $309,504, a decrease of $4,843 or 2%.

Net income for the six-month period ended September 30, 2006 was $1,214,751 ($.12 per share), a decrease of $583,363 (32%) as compared to the six-month period ended September 30, 2005.  This decrease was primarily attributable to the decrease in net interest income.

Net interest income decreased from $2,234,070 for the six-month period ended September 30, 2005 to $1,743,065 for the six-month period ended September 30, 2006, a decrease of $491,005 (22%). This decrease in our net interest income for the six-month period ended September 30, 2006 as compared to the six-month period ended September 30, 2005 was primarily the result of an increase in our interest expense.

Our interest expense increased from $787,825 for the six-month period ended September 30, 2005 to $1,324,909 for the six-month period ended September 30, 2006, an increase of $537,084 or 68%.  This increase in our interest expense is attributable to the increase in the weighted average interest rate on our debt and the increase in our debt resulting from the funding of the increase in our portfolio of mortgage and interim loans.

The weighted average interest rate on our debt increased from 5.65% for the six-month period ended September 30, 2005 to 6.96% for the six-month period ended September 30, 2006.    Our total liabilities increased from $34,722,299 as of September 30, 2005 to $38,752,835 as of September 30, 2006, an increase of $4,030,536 or 12%.

Non-performing loans, church bonds and interim loans increased from $1,680,204 as of September 30, 2005 to $7,396,491 as of September 30, 2006, an increase of $5,716,287.  The accrual of interest on these loans has been discontinued.  If interest on these mortgage loans, church bonds and interim loans had been accrued as earned, interest and fees on loans would have been increased by approximately $272,000 and $91,000 for the six-month periods ended September 30, 2006 and 2005, respectively. Interest income actually recognized on such loans during 2006 and 2005 was approximately $208,000 and $74,000, respectively.

Also contributing slightly to the decrease in net income was a decrease in other income and an increase in general and administrative expenses.  Other income decreased from $55,794 for the six-month period ended September 30, 2005 to $43,935 for the six-month period ended September 30, 2006, a decrease of $11,859 (21%).  General and administrative expenses increased from $468,050 for the six-month period ended September 30, 2005 to $547,049 for the six-month period ended September 30, 2006, an increase of $78,999 or 17%. This increase in general and administrative expenses is primarily attributable to the payment of insurance and property taxes relating to property held as a result of the foreclosure of defaulted loans.

As of September 30, 2006, 10,217,094 shares of certificates of beneficial interest were outstanding. Net income per share decreased from $.17 per share for the six-month period ended September 30, 2005 as compared to $.12 per share for the six-month period ended September 30, 2006.  This decrease was attributable to the decrease in our net income discussed above.

Results of Operations—Three-month period ended September 30, 2006 as compared to three-month period ended September 30, 2005.

During the three-month period ended September 30, 2006, interest income and fees decreased by $186,566 (11%) as compared to the three-month period ended September 30, 2005.

However, included in interest income and fees during the three-month period ended September 30, 2005 was the mortgage discount income attributable to the St. Luke loan payoff.  As previously mentioned, the payment of this loan resulted in a one-time recognition of income in the amount of $395,961.

Without consideration of this item, interest income and fees actually increased by $209,395 or 16%.  This increase was primarily attributable to the increase in our loan portfolio.

Also contributing to the increase in interest income and fees during the three-month period ended September 30, 2006 as compared to the three-month period ended September 30, 2005, absent the income from the St. Luke payoff, was the 10 basis point increase in the interest rates on our loan portfolio.

Our net income for the three-month period ended September 30, 2006 was $646,760 ($.06 per share), a decrease of $404,015 (38%) as compared to the three-month period ended September 30, 2005.  This decrease is the result of a decrease in net interest income.  Net interest income decreased from $1,306,932 for the three-month period ended September 30, 2005 to $860,484 for the three-month period ended September 30, 2006, a decrease of $446,448 (34%).  This difference in net interest income for the three-month period ended September 30, 2006 as compared to the three-month period ended September 30, 2005 is caused primarily by the recognition of $395,961 in income from the St. Luke payoff during the three-month period ended September 30, 2005.  The increase in interest expense also contributed to the decrease in net interest income.

Not including the St. Luke payoff discussed above, net interest income for the three-month period ended September 30, 2005 was $910,971 as compared to $860,484 for the three-month period ended September 30, 2006, a decrease of $50,487 (6%).  This decrease was attributable to the increase in interest expense.  Interest expense increased from $424,319 for the three-month period ended September 30, 2005 to $684,201 for the three-month period ended September 30, 2006, an increase of $259,882 or 61%.  The increase in our interest expense is attributable to the increase in the weighted average interest rate on our debt and, the increase in the amount of our debt.

Other income slightly decreased from $25,890 for the three-month period ended September 30, 2005 to $23,139 for the three-month period ended September 30, 2006, a decrease of $2,751 (11%).

Offsetting slightly the decrease in net interest income was a decrease in general and administrative expenses from $269,747 for the three-month period ended September 30, 2005 to $223,563 for the three-month period ended September 30, 2006, a decrease of $46,184 or 17%.

Net income per share decreased from $.10 per share for the three-month period ended September 30, 2005 to $.06 per share for the three-month period ended September 30, 2006.  This decrease was attributable to the decrease in our net income discussed above.

Financial Condition —Six-month period ended September 30, 2006 as compared to year ended March 31, 2006

Our portfolio of performing mortgage loans and church bonds decreased from $48,835,293 as of March 31, 2006 to $44,923,477 as of September 30, 2006, a decrease of $3,911,816 (8%).  Our portfolio of performing interim loans also decreased during the six-month period ended September 30, 2006 from $20,268,706 to $17,779,159, a decrease of $2,489,547 (12%).  All mortgage loans, interim loans and church bonds, both performing and non-performing, decreased from $71,063,449 as of March 31, 2006 to $70,099,127 as of September 30, 2006, a decrease of $964,322 (1%).

Nonperforming mortgage loans, church bonds and interim loans increased from $1,959,450 as of March 31, 2006 to $7,396,491 as of September 30, 2006.   This was the result of the classification of six loans as non-performing during the six-month period ended September 30, 2006.  Total performing mortgage loans, church bonds and interim loans decreased from $69,103,999 as of March 31, 2006 to $62,702,636 as of September 30, 2006, a decrease of $6,401,363 (9%).  Consistent with the decrease in loans, total assets decreased from $71,491,066 as of March 31, 2006 to $70,220,073 as of September 30, 2006, a decrease of $1,270,993 (2%).

Management believes that there is sufficient collateral securing our non-performing loans such that management does not reasonably expect to realize a loss on such loans that has not been adequately reserved for in our allowance for credit losses.  Management and the audit committee will continue to monitor these loans and, if necessary, will recommend to the Board of Trust Managers that additional allowances be made.

Our liabilities decreased from $40,523,383 as of March 31, 2006 to $38,752,835 as of September 30, 2006.

Shareholders’ equity increased by $499,555 from March 31, 2006 to September 30, 2006.

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

Our level of liquidity based upon cash and cash equivalents increased by $66,768 during the six-month period ended September 30, 2006 leaving us with cash and cash equivalents of $195,723 as of September 30, 2006. During this same period, we invested $12,186,481 in mortgage and interim construction loans using available cash of $128,955, net cash provided by operating activities in the amount of $1,447,668, principal payments received on our loan portfolio and other notes receivable in the amount of $13,162,514, and proceeds received from the sale of other real estate of approximately $250,607.  The total liquidity available to invest in mortgage and interim construction loans was reduced by $715,196 paid in cash dividends during the six-month period ended September 30, 2006 and the excess of $1,892,344 in principal payments on our note payable and line of credit over the amount we borrowed on our notes payable and line of credit.

A substantial portion of our debt obligations outstanding as of September 30, 2006, will mature in fiscal 2008. These debt obligations primarily consist of our bank line of credit and Master Note Agreements.  The line of credit is made pursuant to a Loan Agreement dated January 31, 2006 that provides for a line of credit up to $35,000,000, and is for a term of three years, maturing December 31, 2008.

As of September 30, 2006, our total obligations outstanding were $38,752,835.  The amount owing on the line of credit as of September 30, 2006 was $18,705,000.  It is anticipated that the line of credit will be renewed at the expiration of its three year term.  In the event that the bank elects not to renew the line of credit, we may, under the terms of the loan agreement, retire the line of credit over a period of time, not to exceed five years, equal to the weighted average remaining term of a pool of our real estate lien notes which would be pledged to secure the remaining balance of the bank line of credit.

At September 30, 2006, loans to us under Master Note Agreements, which are in effect unsecured demand notes, totaled $18,292,766.  In the past, we have utilized our bank line of credit and the principal paid to us upon our outstanding loan portfolio in order to meet our maturing obligations.

Although our cash and cash equivalents as of September 30, 2006 were only $195,723, the balance which could be borrowed by us upon our bank line of credit was $16,295,000.  The principal payments scheduled to be received on our loan portfolio for the twelve-month period ending September 30, 2007 and 2008 are $23,257,608 and $2,627,178, respectively.  Assuming all of these scheduled principal payments are received, these payments, together with the balance available to us on our bank line of credit, should provide us with sufficient funds to meet our maturing obligations and fund loan commitments without the necessity of borrowing funds from other sources.  Based upon our success in obtaining borrowings in the past, we are confident that, should it be necessary, we will be able to obtain additional bank financing in the future in sufficient amounts for us to timely meet all of our obligations.

Should all the scheduled principal payments upon loans not be received, and should we be unable to borrow against our line of credit, and should borrowings from other sources not be available, it would be necessary to sell a portion of our mortgage loan portfolio in order to meet all of our financial obligations.  At September 30, 2006, the principal balance of our loan and church bond portfolio was $70,099,127, net of unamortized purchase discounts.  The weighted average interest rate on loans and church bonds was 8.12% per annum.  In view of the normal marketability of conventional loans, we might be required to discount a majority of these loans in order for them to be attractive for purchase.  The principal amount of these loans if discounted to yield a weighted average interest rate of 12%, 14% and 16% would be $47,433,743, $40,657,493, and $35,575,306 respectively.  There is no assurance that we would be able to sell all, or a portion of our portfolio of loans, in which event, it would be necessary to secure a loan, or loans, from a lender in order to meet our financial obligations.  There is no assurance that we would be able to secure a loan in such instance.  We have sold only one of the loans in our mortgage loan portfolio and, therefore, we have limited experience in this area.

Principal payments scheduled to be received upon our permanent loan portfolio during the twelve-month period ending September 30, 2007 and 2008, if not used to fund new loan commitments, would be used to reduce our outstanding indebtedness.  Should we use the payments of principal which shall be received upon our loan portfolio to reduce our outstanding indebtedness, our interest expense will decrease.  In such instance, whether the decrease in the interest income will exceed, or be less than, the decrease in the interest expense will largely be dependent upon the prime rate of interest prevailing at such time due to the fact that the interest to be earned upon our mortgage loan portfolio is generally based upon a fixed rate of interest or a variable rate of interest that periodically reprices, while the interest to be paid by us upon our outstanding debts is directly, or indirectly, tied to the prime rate of interest charged by major domestic banks.

Pursuant to the new agreement with the bank, we have pledged all of our mortgage loans, church bonds and interim construction loans to the bank to secure the line of credit.  The amount owing on the line of credit must not exceed an amount equal to 85% of the outstanding principal amount of the performing mortgage loans and church bonds and 50% of the outstanding principal amount of the performing interim construction loans. Applying that borrowing limit to our loan portfolio as of September 30, 2006, we can borrow up to the entire $35,000,000 line of credit limit.  However, during the term of the new loan agreement, we would not have the right to sell our loans, without the bank’s consent, since all of our loans have been pledged to the bank to secure the line of credit.  Therefore, under our new loan agreement, it will be very difficult, if not impossible, to sell our loans to meet our financial obligations.

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

Inflation

At September 30, 2006, the weighted average interest rate on our mortgage loan and church bond portfolio was 8.12% per annum while the weighted average interest rate upon all our borrowings was 6.96% per annum. Although a majority of the loans constituting our loan portfolio have been made at variable rates of interest that generally reprice either daily, annually, or otherwise periodically, a portion of the loans constituting our loan portfolio have been made at fixed rates of interest and, therefore, are not subject to being increased or decreased during the term of the loan.  All of our indebtedness is either directly or indirectly tied to the rate of interest charged by major banking institutions and, therefore, is subject to fluctuation.

Due to the gradual re-pricing of our mortgage loans, the spread between the weighted average interest rate on our mortgage loans and church bond portfolio and the weighted average interest rate upon our borrowings has decreased from 2.37% as of September 30, 2005 to 1.16% as of September 30, 2006.  Based upon our present portfolio of performing mortgage loans and church bonds, this shrinkage of the spread between the interest on such loans and the rate of interest on our debt represents a loss of $223,836 in interest income for the six month period ended September 30, 2006.  Further increases in the rate of interest we are paying on our indebtedness before significant re-pricing of our mortgage loans will further shrink such interest rate spread and decrease net interest income.  Our interim loans re-price daily and are not subject to a shrinking interest rate margin.

During periods of inflation, the rate of interest charged by major banking institutions, as well as the interest rate or cost of borrowing money from any lender, generally increases.  Consequently, during an inflationary period our interest expense would increase.  Since our interest income would not increase as rapidly, an increase in our interest expense would decrease our net income.  However, interest income should subsequently increase as variable rate loans reprice.  Should the amount of our loans and the amount of our notes payable and line of credit remain constant, and should the weighted average interest rate upon the indebtedness increase to approximately 16.15% per annum, our interest income and interest expense  would be substantially equal.

Under the terms of the new line of credit agreement with Amarillo National Bank effective January 1, 2006, the interest rate on our line of credit adjusts, at our option, in accordance with the 30-day, 60-day, 90-day or 180-day London Interbank Offered Rates (“LIBOR”) or the J.P. Morgan Chase & Co. prime rate.  The interest rate on our Master Note Agreements adjusts as and when the Prime Rate as published by the Wall Street Journal changes. Most of our loans are made on interest rates that are tied to the Prime Rate as published by the Wall Street Journal or a similar index used by major U.S. banking institutions.  Therefore, our cost of funds should be tied to an index that is equal to or less than the index used to price our loan portfolio.

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

Item 4. Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer are charged with making an evaluation of our disclosure controls and procedures.  These controls and procedures are designed to ensure that information required to be disclosed in reports mandated by the Securities Exchange Act of 1934 is recorded, communicated to management, and accurately reported within the required time periods.  Our Chief Executive Officer and Chief Financial Officer have concluded, based upon their evaluation of these controls and procedures as of September 30, 2006, that our disclosure controls and procedures are effective.

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

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

The annual meeting of shareholders of the Trust was held on August 29, 2006.  At such meeting, each of the individuals named below was elected to the Board of Trust Managers of the Trust to serve until the next annual meeting of the shareholders of the Trust:

		Number of Shares
	For		Against
B.R. McMorries	5,249,805		2,732
Larry G. Brown	5,249,477		3,060
Jack R. Vincent	5,249,805		2,732
Steven Rogers	5,249,805		2,732
Michael A. Bahn	5,249,805		2,732
Alfred J. Smith	5,249,805		2,732
Michael W. Borger	5,249,805		2,732

Additionally, shareholders voted to ratify Clifton Gunderson LLP as auditors for the year ending March 31, 2007 as follows:

For	5,202,709
Against	2,700
Abstain	47,128

Item 5. Other Information.

None

Item 6. Exhibits

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

DATE: November 13, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ B.R. McMorries B.R. McMorries	Chairman of the Board of Trust Managers	11-13-06

/s/ Larry G. Brown Larry G. Brown	Vice-Chairman of the Board of Trust Managers	11-13-06

/s/ Alfred J. Smith Alfred J. Smith	Secretary of the Board of Trust Managers	11-13-06

/s/ M. Kelly Archer M. Kelly Archer	President and CEO	11-13-06

/s/ Robert E. Fowler Robert E. Fowler	Senior Vice-President and Chief Financial Officer	11-13-06

/s/ Jack R. Vincent Jack R. Vincent	Trust Manager	11-13-06

/s/ Steven Rogers Steven Rogers	Trust Manager	11-13-06

/s/ Michael A. Bahn Michael A. Bahn	Trust Manager	11-13-06

/s/ Michael W. Borger Michael W. Borger	Trust Manager	11-13-06

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