Form 10-Q
period 2006-12-31
CHURCH LOANS & INVESTMENTS TRUST
filed 2007-02-14
CIK 20199

United States Securities and Exchange Commission

Washington, D.C. 20549

____________

FORM 10-Q

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2006

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding at February 14, 2007
Shares of beneficial interest, $0.00 par value per share	10,217,094

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
Condensed Balance Sheets (Unaudited)
December 31, 2006 and March 31, 2006

ASSETS
	December 31, 2006	March 31, 2006

CASH AND CASH EQUIVALENTS	$258,709	$128,955
RECEIVABLES
Mortgage loans and church bonds – performing	45,873,796	48,835,293
Interim construction loans – performing	25,152,714	20,268,706
Nonperforming mortgage loans, church bonds and interim construction loans	7,369,163	1,959,450
Less: Allowance for credit losses	(1,713,249)	(1,713,249)
	76,682,424	69,350,200
Accrued interest receivable	526,269	558,217
Notes receivable	4,000	5,902
Net receivables	77,212,693	69,914,319
PROPERTY AND EQUIPMENT, net	219,576	221,124
OTHER REAL ESTATE OWNED	916,694	1,180,618
OTHER ASSETS	63,467	46,050
TOTAL ASSETS	$78,671,139	$71,491,066

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Notes payable and line of credit:
Related parties	$4,364,231	$2,845,753
Other	40,286,757	36,044,357
	44,650,988	38,890,110
Accrued interest payable	142,331	130,229
Dividends payable	1,839,077	-
Other	1,672,475	1,503,044
Total liabilities	48,304,871	40,523,383

SHAREHOLDERS’ EQUITY
Shares of beneficial interest, no par value; authorized shares unlimited, 10,223,690 shares issued	29,762,291	29,762,291
Undistributed net income	620,467	1,221,882
Treasury shares, at cost (6,596 shares)	(16,490)	(16,490)
Total shareholders’ equity	30,366,268	30,967,683
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$78,671,139	$71,491,066

These condensed financial statements should be read only in connection with the accompanying notes to condensed financial statements. -1-

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
Condensed Statements of Income (Unaudited)
Three-month and Nine-month periods ended December 31, 2006 and 2005

	Three-month periods ended December 31,		Nine-month periods ended December 31,
	2006	2005	2006	2005

INTEREST INCOME AND FEES	$1,622,839	$1,558,520	$4,690,813	$4,580,415

INTEREST EXPENSE	713,464	542,919	2,038,374	1,330,744
Net interest income	909,375	1,015,601	2,652,439	3,249,671

OTHER INCOME	105,156	14,437	149,091	70,231
OTHER OPERATING EXPENSES
General and administrative	263,924	221,451	810,972	689,502
Board of Trust Managers’ fees	12,500	11,900	37,700	35,600
Total other operating expenses	276,424	233,351	848,672	725,102
NET INCOME	$738,107	$796,687	$1,952,858	$2,594,800

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	10,217,094	10,217,094	10,217,094	10,217,094
NET INCOME PER SHARE	$.07	$.08	$.19	$.25
DIVIDENDS PER SHARE	$.18	$.23	$.25	$.29

These condensed financial statements should be read only in connection with the accompanying notes to condensed financial statements. -2-

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
Condensed Statements of Cash Flows (Unaudited)
Nine-month periods ended December 31, 2006 and 2005
	Nine-month periods ended December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,952,858	$2,594,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,548	1,371
Loss on sale of other real estate owned	13,317	-
Amortization of loan discounts	(12,963)	(455,722)
Changes in:
Accrued interest receivable	31,948	(144,726)
Accrued interest payable	12,102	56,522
Other liabilities	169,431	383,105
Other, net	(17,417)	55,788
Net cash provided by operating activities	2,150,824	2,491,138

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in mortgage and interim construction loans and church bonds	(25,513,409)	(44,457,760)
Payments received on mortgage and interim construction loans and church bonds	18,194,148	30,398,602
Payments received on notes receivable	1,902	17,407
Proceeds from sale of other real estate owned	250,607	-
Net cash used by investing activities	(7,066,752)	(14,041,751)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on notes payable and line of credit	29,891,043	46,643,584
Principal payments on notes payable and line of credit	(24,130,165)	(34,398,285)
Cash dividends	(715,196)	(613,024)
Net cash provided by financing activities	5,045,682	11,632,275
Increase in cash and cash equivalents	129,754	81,662

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	128,955	60,854

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$258,709	$142,516

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$2,026,272	$1,274,222
Dividends declared, not paid	$1,839,077	$2,349,932

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

NOTE 2 - WEIGHTED AVERAGE INTEREST RATES

Weighted average interest rates and net interest rate margins at December 31, 2006 and 2005, were as follows:

	Mortgage loan and church bond portfolio	Total indebtedness	Net interest rate margin
December 31, 2006	8.35%	6.98%	1.37%
December 31, 2005	8.12%	6.19%	1.93%

NOTE 3 - CONTRACTUAL MATURITIES

Scheduled principal payments on mortgage loans, church bonds and interim construction loans and indebtedness (including notes payable) outstanding at December 31, 2006, for the five twelve-month periods subsequent to December 31, 2006, follow:

Twelve-month period ending December 31,	Mortgage loans, church bonds and interim loans	Total Indebtedness
2007	$ 32,355,644	$ 20,270,988
2008	2,608,599	24,380,000
2009	2,737,979	-
2010	2,798,160	-
2011	2,974,477	-

NOTE 4 - MORTGAGE LOANS, CHURCH BONDS AND INTERIM CONSTRUCTION LOANS

Mortgage loans, church bonds and interim construction loans on which the accrual of interest had been discontinued amounted to $7,396,163 and $2,254,269 at December 31, 2006 and 2005, respectively. If interest on these mortgage loans, church bonds and interim construction loans had been accrued as earned, interest and fees on loans in the accompanying condensed statements of income would have been increased by approximately $492,000 and $126,000 for the nine-month periods ended December 31, 2006 and 2005, respectively. Interest income actually recognized on such loans during 2006 and 2005 was approximately $220,000 and $85,000, respectively.

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

Management is aggressively pursuing quality new loans, both interim and permanent.   This is evident by the 6% increase in our loan portfolio as of December 31, 2006 as compared to December 31, 2005.

Results of Operations—Nine-month period ended December 31, 2006 as compared to nine-month period ended December 31, 2005

Our revenues are derived from interest income earned on loans as well as, to a lesser degree, interest earned on church bonds and short-term investments.  During the nine-month period ended December 31, 2006, interest income and fees increased by $110,398 (2%) over the nine-month period ended December 31, 2005.

Included in interest income and fees for the nine-month period ended December 31, 2005 was $395,961 from the payment of a loan owing by St. Luke Missionary Baptist Church that was acquired by us and was previously in default.  This income was characterized as discount income on mortgage loans since this loan was acquired at a price below the principal balance of the loan.  Had it not been for this item, interest income and fees for the nine-month period ended December 31, 2005 would have been $4,184,454.  Interest income and fees for the nine-month period ended December 31, 2006 as compared to the nine-month period ended December 31, 2005 without inclusion of this item increased by $506,359 or 12%.

Interest income on mortgage loans increased from $2,205,215 during the nine-month period ended December 31, 2005 to $2,558,499 during the nine-month period ended December 31, 2006, an increase of $353,284 (16%).  Interest income on interim loans increased from $1,376,917 during the nine-month period ended December 31, 2005 to $1,563,442 for the nine-month period ended December 31, 2006, an increase of $186,525 (14%).   Interest income on mortgage loans and interim loans increased by $539,809 for the nine-month period ended December 31, 2006 as compared to the nine-month period ended December 31, 2005, an increase of 15%.

The increase in interest income and fees during the nine-month period ended December 31, 2006 as compared to the nine-month period ended December 31, 2005 was primarily attributable to an increase in the balance of performing interim loans. Also, a slight increase in the weighted average interest rate on our portfolio of loans contributed to the increase in interest income. This increase is primarily attributable to interim loans which have variable interest rates that adjust automatically with changes in the Prime Rate.

The weighted average interest rate on our loans and church bonds increased from 8.12% as of December 31, 2005 to 8.35% as of December 31, 2006.

Although there was an increase in the amount of our mortgage loans and church bonds, net of mortgage discounts, from $48,750,970 as of December 31, 2005, to $50,402,959 as of December 31, 2006, performing mortgage loans and church bonds decreased from $47,596,701 as of December 31, 2005 to $45,873,796 as of December 31, 2006, a decrease of $1,722,905 or 4%.  During the same period, there was an increase in interim loans from $25,083,356 to $27,992,714 and an increase in performing interim loans from $23,983,356 as of December 31, 2005 to $25,152,714 as of December 31, 2006.  The total mortgage loans, church bonds and interim loans, net of mortgage discounts, held by us increased from $73,834,326 as of December 31, 2005 to $78,395,673 as of December 31, 2006 (6%).  However, performing mortgage loans, church bonds, and interim loans decreased from $71,580,057 as of December 31, 2005 to $71,026,510 as of December 31, 2006, a decrease of $553,547 or 8%.

Commitment fees earned during the nine-month period ended December 31, 2005 as compared to December 31, 2006 decreased from $518,805 to $468,422, a decrease of $50,383 or 10%.

Net income for the nine-month period ended December 31, 2006 was $1,952,858 ($.19 per share), a decrease of $641,942 (25%) as compared to the nine-month period ended December 31, 2005.  This decrease was primarily attributable to the decrease in net interest income.

Net interest income decreased from $3,249,671 for the nine-month period ended December 31, 2005 to $2,652,439 for the nine-month period ended December 31, 2006, a decrease of $597,232 (18%).  This decrease in our net interest income for the nine-month period ended December 31, 2006 as compared to the nine-month period ended December 31, 2005 was primarily the result of an increase in our interest expense.

Our interest expense increased from $1,330,744 for the nine-month period ended December 31, 2005 to $2,038,374 for the nine-month period ended December 31, 2006, an increase of $707,630 or 53%.  This increase in our interest expense is attributable to the increase in the weighted average interest rate on our debt and the increase in our debt resulting from the funding of the increase in our portfolio of mortgage and interim loans.

The weighted average interest rate on our debt increased from 6.19% for the nine-month period ended December 31, 2005 to 6.98% for the nine-month period ended December 31, 2006.    Our notes payable and line of credit increased from $39,826,341 as of December 31, 2005 to $44,650,988 as of December 31, 2006, an increase of $4,824,647 or 12%.

Non-performing loans, church bonds and interim loans increased from $2,254,269 as of December 31, 2005 to $7,369,163 as of December 31, 2006, an increase of $5,114,894. This was the result of the classification of six loans as non-performing during the nine-month period ended December 31, 2006. The accrual of interest on these loans has been discontinued.  If interest on these mortgage loans, church bonds and interim loans had been accrued as earned, interest and fees on loans would have been increased by approximately $492,000 and $126,000 for the nine-month periods ended December 31, 2006 and 2005, respectively.  Interest income actually recognized on such loans during 2006 and 2005 was approximately $220,000 and $85,000, respectively.

General and administrative expenses increased from $689,502 for the nine-month period ended December 31, 2005 to $810,972 for the nine-month period ended December 31, 2006, an increase of $121,470 or 18%.  This increase in general and administrative expenses is primarily attributable to the payment of insurance and property taxes relating to property held as a result of the foreclosure of defaulted loans.

As of December 31, 2006, 10,217,094 shares of certificates of beneficial interest were outstanding. Net income per share decreased from $.25 per share for the nine-month period ended December 31, 2005 as compared to $.19 per share for the nine-month period ended December 31, 2006.  This decrease was attributable to the decrease in our net income discussed above.

Results of Operations—Three-month period ended December 31, 2006 as compared to three-month period ended December 31, 2005.

During the three-month period ended December 31, 2006, interest income and fees increased by $64,319 (4%) as compared to the three-month period ended December 31, 2005.

This increase was partly attributable to the increase in our loan portfolio.  Also contributing to the increase in interest income and fees during the three-month period ended December 31, 2006 as compared to the three-month period ended December 31, 2005, was the 23 basis point increase in the interest rates on our loan portfolio.

Our net income for the three-month period ended December 31, 2006 was $738,107 ($.07 per share), a decrease of $58,580 (7%) as compared to the three-month period ended December 31, 2005.  This decrease is the result of a decrease in net interest income.  Net interest income decreased from $1,015,601 for the three-month period ended December 31, 2005 to $909,375 for the three-month period ended December 31, 2006, a decrease of $106,226 (10%).  This decrease in net interest income was primarily attributable to the increase in interest expense.

Interest expense increased from $542,919 for the three-month period ended December 31, 2005 to $713,464 for the three-month period ended December 31, 2006, an increase of $170,545 or 31%.  The increase in our interest expense is attributable to the increase in the weighted average interest rate on our debt and, the increase in the amount of our debt.

Other income increased from $14,437 for the three-month period ended December 31, 2005 to $105,156 for the three-month period ended December 31, 2006, an increase of $90,719.   The increase is the result of the recognition of a deferred gain of approximately $91,000 from the sale of property.

In addition to the decrease in net interest income, general and administrative expenses increased from $221,451 for the three-month period ended December 31, 2005 to $263,924 for the three-month period ended December 31, 2006, an increase of $42,473 or 19%.

Net income per share decreased from $.08 per share for the three-month period ended December 31, 2005 to $.07 per share for the three-month period ended December 31, 2006.  This decrease was attributable to the decrease in our net income discussed above.

Financial Condition — Nine-month period ended December 31, 2006 as compared to year ended March 31, 2006

Our portfolio of performing mortgage loans and church bonds decreased from $48,835,293 as of March 31, 2006 to $45,873,796 as of December 31, 2006, a decrease of $2,961,497 (6%).  Our portfolio of performing interim loans increased during the nine-month period ended December 31, 2006 from $20,268,706 to $25,152,714, an increase of $4,884,008 (24%).  All mortgage loans, interim loans and church bonds, both performing and non-performing, increased from $71,063,449 as of March 31, 2006 to $78,395,673 as of December 31, 2006, an increase of $7,332,224 (10%).

Nonperforming mortgage loans, church bonds and interim loans increased from $1,959,450 as of March 31, 2006 to $7,369,163 as of December 31, 2006.   This was the result of the classification of six loans as non-performing during the nine-month period ended December 31, 2006.  Total performing mortgage loans, church bonds and interim loans increased from $69,103,999 as of March 31, 2006 to $71,026,510 as of December 31, 2006, an increase of $1,922,511 (3%).  Consistent with the increase in total mortgage loans, interim loans, and church bonds, total assets increased from $71,491,066 as of March 31, 2006 to $78,671,139 as of December 31, 2006, an increase of $7,180,073 (10%).

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

Our liabilities increased from $40,523,383 as of March 31, 2006 to $48,304,871 as of December 31, 2006, an increase of 19% as a result of increased borrowing and dividends payable at December 31, 2006.

Shareholders’ equity decreased by $601,415 from March 31, 2006 to December 31, 2006.

A dividend was declared at the December 2006 meeting of the Board of Trust Managers for shareholders of record as of December 31, 2006.  This dividend was $.18 per share of $1,839,077 and is reported as a liability at December 31, 2006.

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

Our level of liquidity based upon cash and cash equivalents increased by $129,754 during the nine-month period ended December 31, 2006 leaving us with cash and cash equivalents of $258,709 as of December 31, 2006.  During this same period, we invested $25,513,409 in mortgage and interim construction loans using available cash of $128,955, net borrowings on our bank line of credit and Master Note agreements in the amount of $5,760,878, net cash provided by operating activities in the amount of $2,150,824, principal payments received on our loan portfolio and other notes receivable in the amount of $18,196,050, and proceeds received from the sale of other real estate of approximately $250,607.  The total liquidity available to invest in mortgage and interim construction loans was reduced by $715,196 paid in cash dividends during the nine-month period ended December 31, 2006.

A substantial portion of our debt obligations outstanding as of December 31, 2006, will mature in fiscal 2008.   These debt obligations primarily consist of our bank line of credit and Master Note Agreements.  The line of credit is made pursuant to a Loan Agreement dated January 31, 2006 that provides for a line of credit up to $35,000,000, and is for a term of three years, maturing December 31, 2008.

As of December 31, 2006, our total obligations outstanding were $48,304,871.  The amount owing on the line of credit as of December 31, 2006 was $24,380,000.  It is anticipated that the line of credit will be renewed at the expiration of its three year term.  In the event that the bank elects not to renew the line of credit, we may, under the terms of the loan agreement, retire the line of credit over a period of time, not to exceed five years, equal to the weighted average remaining term of a pool of our real estate lien notes which would be pledged to secure the remaining balance of the bank line of credit.

At December 31, 2006, loans to us under Master Note Agreements, which are in effect unsecured demand notes, totaled $20,270,988.  In the past, we have utilized our bank line of credit and the principal paid to us upon our outstanding loan portfolio in order to meet our maturing obligations.

Although our cash and cash equivalents as of December 31, 2006 were only $258,709, the balance which could be borrowed by us upon our bank line of credit was $10,620,000.  The principal payments scheduled to be received on our loan portfolio for the twelve-month period ending December 31, 2007 and 2008 are $32,355,644 and $2,608,599, respectively.  Assuming all of these scheduled principal payments are received, these payments, together with the balance available to us on our bank line of credit, will be slightly less than our maturing obligations during this time period. Therefore it would be necessary to borrow additional funds to meet this deficiency and fund loan commitments. Based upon our success in obtaining borrowings in the past, we are confident that, should it be necessary, we will be able to obtain additional bank financing in the future in sufficient amounts for us to timely meet all of our obligations.

Should all the scheduled principal payments upon loans not be received, and should we be unable to borrow against our line of credit, and should borrowings from other sources not be available, it would be necessary to sell a portion of our mortgage loan portfolio in order to meet all of our financial obligations.  At December 31, 2006, the principal balance of our loan and church bond portfolio was $78,395,673, net of unamortized purchase discounts.  The weighted average interest rate on loans and church bonds was 8.35% per annum.  In view of the normal marketability of conventional loans, we might be required to discount a majority of these loans in order for them to be attractive for purchase.  The principal amount of these loans if discounted to yield a weighted average interest rate of 12%, 14% and 16% would be $54,550,322, $46,757,419, and $40,912,738 respectively.  There is no assurance that we would be able to sell all, or a portion of our portfolio of loans, in which event, it would be necessary to secure a loan, or loans, from a lender in order to meet our financial obligations.  There is no assurance that we would be able to secure a loan in such instance.  We have sold only one of the loans in our mortgage loan portfolio and, therefore, we have limited experience in this area.

Principal payments scheduled to be received upon our permanent loan portfolio during the twelve-month period ending December 31, 2007 and 2008, if not used to fund new loan commitments, would be used to reduce our outstanding indebtedness.  Should we use the payments of principal which shall be received upon our loan portfolio to reduce our outstanding indebtedness, our interest expense will decrease.  In such instance, whether the decrease in the interest income will exceed, or be less than, the decrease in the interest expense will largely be dependent upon the prime rate of interest prevailing at such time due to the fact that the interest to be earned upon our mortgage loan portfolio is generally based upon a fixed rate of interest or a variable rate of interest that periodically reprices, while the interest to be paid by us upon our outstanding debts is directly, or indirectly, tied to the prime rate of interest charged by major domestic banks.

Pursuant to the January 31, 2006 agreement with the bank, we have pledged all of our mortgage loans, church bonds and interim construction loans to the bank to secure the line of credit.  The amount owing on the line of credit must not exceed an amount equal to 85% of the outstanding principal amount of the performing mortgage loans and church bonds and 50% of the outstanding principal amount of the performing interim construction loans.  Applying that borrowing limit to our loan portfolio as of December 31, 2006, we can borrow up to the entire $35,000,000 line of credit limit.  However, during the term of the new loan agreement, we would not have the right to sell our loans, without the bank’s consent, since all of our loans have been pledged to the bank to secure the line of credit.  Therefore, under our new loan agreement, it will be very difficult, if not impossible, to sell our loans to meet our financial obligations.

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

Inflation

At December 31, 2006, the weighted average interest rate on our mortgage loan and church bond portfolio was 8.35% per annum while the weighted average interest rate upon all our borrowings was 6.98% per annum.  Although a majority of the loans constituting our loan portfolio have been made at variable rates of interest that generally reprice either daily, annually, or otherwise periodically, a portion of the loans constituting our loan portfolio have been made at fixed rates of interest and, therefore, are not subject to being increased or decreased during the term of the loan.  All of our indebtedness is either directly or indirectly tied to the rate of interest charged by major banking institutions and, therefore, is subject to fluctuation.

Due to the gradual re-pricing of our mortgage loans, the spread between the weighted average interest rate on our mortgage loans and church bond portfolio and the weighted average interest rate upon our borrowings has decreased from 1.93% as of December 31, 2005 to 1.37% as of December 31, 2006.  Based upon our present portfolio of performing mortgage loans and church bonds and our present borrowings, this shrinkage of the spread between the interest on such loans and the rate of interest on our debt represents a loss of $187,534 in interest income for the nine month period ended December 31, 2006.  Further increases in the rate of interest we are paying on our indebtedness before significant re-pricing of our mortgage loans will further shrink such interest rate spread and decrease net interest income for the six month period ended December 31, 2006.  Our interim loans re-price daily and are not subject to a shrinking interest rate margin.

During periods of inflation, the rate of interest charged by major banking institutions, as well as the interest rate or cost of borrowing money from any lender, generally increases.  Consequently, during an inflationary period our interest expense would increase.  Since our interest income would not increase as rapidly, an increase in our interest expense would decrease our net income.  However, interest income should subsequently increase as variable rate loans reprice.  Should the amount of our loans and the amount of our notes payable and line of credit remain constant, and should the weighted average interest rate upon the indebtedness increase to approximately 14.66% per annum, our interest income and interest expense would be substantially equal.

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

Item 4. Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer are charged with making an evaluation of our disclosure controls and procedures.  These controls and procedures are designed to ensure that information required to be disclosed in reports mandated by the Securities Exchange Act of 1934 is recorded, communicated to management, and accurately reported within the required time periods.  Our Chief Executive Officer and Chief Financial Officer have concluded, based upon their evaluation of these controls and procedures as of December 31, 2006, that our disclosure controls and procedures are effective.

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

DATE: February 14, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ B.R. McMorries B.R. McMorries	Chairman of the Board of Trust Managers	2/14/2007

/s/ Larry G. Brown Larry G. Brown	Vice-Chairman of the Board of Trust Managers	2/14/2007

/s/ Alfred J. Smith Alfred J. Smith	Secretary of the Board of Trust Managers	2/14/2007

/s/ M. Kelly Archer M. Kelly Archer	President and CEO	2/14/2007

/s/ Robert E. Fowler Robert E. Fowler	Senior Vice-President and Chief Financial Officer	2/14/2007

/s/ Jack R. Vincent Jack R. Vincent	Trust Manager	2/14/2007

/s/ Steven Rogers Steven Rogers	Trust Manager	2/14/2007

/s/ Michael A. Bahn Michael A. Bahn	Trust Manager	2/14/2007

/s/ Michael W. Borger Michael W. Borger	Trust Manager	2/14/2007

Service Mark and Copyright Notice

Copyright © 2007 by Church Loans & Investments Trust
This report is copyrighted material of
Church Loans & Investments Trust.

Church Loans & Investments Trust is a service mark
of the Trustees of Church Loans & Investments Trust.

The unauthorized use of the service marks and copyrights
of Church Loans & Investments Trust without the express,
written permission of Church Loans & Investments Trust,
is strictly prohibited. All rights reserved.