Form 10-K
period 2007-03-31
CHURCH LOANS & INVESTMENTS TRUST
filed 2007-06-26
CIK 20199

United States Securities and Exchange Commission

Washington, D.C. 20549

____________

FORM 10-K

☒

ANNUAL REPORT PRUSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2007

OR

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________ .

Commission File No. 0-8117

____________

CHURCH LOANS & INVESTMENTS TRUST	®

(Exact name of registrant as specified in its charter)

Texas	75-6030254
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5305 W Interstate 40 Amarillo, Texas 79106-4759
(Address of principal executive office)

(806) 358-3666
(Issuer’s telephone number including area code)
____________

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of each Exchange on which registered
Shares of Beneficial Interest, $0.00 par value per share	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $30,975,327 as of September 30, 2006.

The number of shares outstanding of each of the issuer’s classes of common stock, as of June 25, 2007 is 10,217,094 shares of beneficial interest.

DOCUMENTS INCORPORATED BY REFERENCE

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

(A Real Estate Investment Trust)

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

PART I

Item 1:  BUSINESS

Church Loans & Investments Trust (which we refer to in this report as “we”, “us”, “our”, “Church Loans”, the “Trust” and the “Company”) is a real estate investment trust organized under the laws of the State of Texas in March 1963.  Although we have the authority to engage in the business of buying, selling and leasing of real estate, we have heretofore restricted our business activities primarily to making loans to churches and other nonprofit organizations and assisted living centers which are secured by a first mortgage on real estate owned by such borrowers.

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

Our primary debt obligations consist of our bank line of credit owing to Amarillo National Bank and Master Note Agreements with various persons.  Prior to January 31, 2006, the line of credit was made pursuant to a Loan Agreement dated December 31, 2004, which was amended effective November 4, 2005 to increase the line of credit from $25,000,000 to $30,000,000.  Effective January 31, 2007, we entered into a new loan agreement with the bank that increased the line of credit to $35,000,000, for a term of three years, maturing December 31, 2008, instead of being renewed each year as in the past, and provided for a rate of interest that was more favorable to us.

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

As of March 31, 2007 we had 124 permanent and interim mortgage loans and investments in church bonds having a principal balance, net of unamortized purchase discounts and allowance for credit losses, of $73,241,785, with the average principal amount thereof being $590,660.  The interest rates on these loans vary from 4% to 12% per annum with the weighted average interest rate of mortgage loans and church bonds being 8.31% per annum at March 31, 2007.  The original terms of these loans vary from one year to thirty years, with the majority being for a term of twenty years.

During the fiscal year ending March 31, 2007, our net income was $2,669,750, as compared to $3,236,950 in fiscal 2006, a decrease of 18%.  Such decrease in our net income was due to a decrease in our net interest income.  Net interest income was lower in fiscal 2007 as compared to fiscal 2006 primarily due to an increase in our interest expense.

Our net income for each of the quarters during fiscal 2007 was as follows:  first quarter-$567,991; second quarter-$646,760; third quarter-$738,107; and fourth quarter-$716,892.

Our operational expense increased from $1,091,909 during fiscal 2006 to $1,261,553 in fiscal 2007.  Our operational expense included general and administrative expenses and compensation to members of the Board of Trust Managers. This increase is attributable to an increase in general and administrative expenses of $169,379 or 16%.  This increase in general and administrative expenses is primarily attributable to an increase in expenses related to other real estate owned and non-performing loans.

During fiscal 2007, we advanced loan proceeds of $36,845,728 on 26 interim loans and 11 permanent loans.  Most, if not all, of such loans bear interest at a variable rate varying from 1.5% to 2% per annum in excess of the prime rate of interest published by the Wall Street Journal and known as the "Wall Street Journal Prime."

During fiscal 2007, we employed a total of 6 full time employees and employed, as needed, 2 additional part-time persons who worked on a contract basis.

The business conditions in which we operate have become more competitive in the past several years as more and more banks are re-entering the business of making loans to churches, especially the more desirable, less risky, church loans.  If this trend continues, the rates and fees which we can charge may decrease or the types of loans we make may involve more risk.  However, loan demand remains good as evidenced by the number of loan requests we receive and the number of loan commitments outstanding as of March 31, 2007.

At your request, we will provide you, without charge, a copy of any exhibits to this Annual Report on Form 10-K.  If more information is needed, please call, write or e-mail us at:

Church Loans & Investments Trust

Attn: Mr. Kelly Archer

5305 I-40 West

Amarillo, Texas 79106

Telephone: (806) 358-3666

E-mail: karcher@churchloans.com

Item 1A: RISK FACTORS

You should carefully consider the following Risk Factors and other information provided in this Annual Report.  The risk and uncertainties described below are those that we believe may materially affect our operations and, in turn, the value of our shares.  Additional risks and uncertainties that we are unaware of or that we currently deem immaterial also may become important factors that affect our operations.

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

Our interim loans are normally made at rates of interest that change as the prime rate of interest changes.  Most of our permanent mortgage loans are made at rates of interest that are fixed for a period of time, either one year, three years or five years, and then reprice based upon the prime rate of interest within certain interest rate caps provided in the loans.  However, all of our debt is either directly or indirectly tied to the prime rate of interest charged by major domestic banks and is subject to the day-to-day fluctuation of the prime rate without any interest rate cap.  As the prime rate of interest increases, causing an increase in our interest expense, our net income decreases for a period of time until the permanent mortgage loans reprice. Correspondingly, as the prime rate of interest decreases our interest expense would decrease and our net income would generally increase until the permanent mortgage loans reprice.  In the event of a significant or rapid increase in the prime rate of interest, our interest expense could increase to an extent that we actually incurred a loss on our permanent mortgage loans until these loans could reprice.  Even the repricing of these loans may not cure the deficit between the interest income on a loan and the interest expense incurred in carrying the loan if the prime rate of interest increases has exceeded the interest rate cap provided in the note.  These factors could lower our net income or cause a net loss during periods of rising interest rates, which would negatively impact our financial condition, cash flows and results of operations and, correspondingly, the value of our shares.

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

It is generally our practice to discontinue the accrual of interest upon mortgage loans which are 60 days or more past due, and to discontinue the accrual of interest upon church bonds where the issuer of the bonds fails to make a semi-annual payment of principal or interest upon the bonds.  At March 31, 2007, we had discontinued the accrual of interest upon mortgage loans and church bonds totaling $5,996,112. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

In the field of long-term mortgage financing, we will be competing against church bond programs, commercial banks, other REITs and other lenders to make loans to churches for the purpose of providing funds for financing the purchase, refinancing or construction of church buildings and facilities.  Loans to churches, as in the case of commercial loans, generally are competitive as to rate of interest and other costs associated with the loan, the term of the loan, and the security to be given by the borrower for the payment of the loan.  Any loans which may be made by us will be competitive with other lending institutions as to the rate of interest to be paid by the borrower and as to the term which the loan is to be repaid.  An increase in the availability of investment funds may increase competition for suitable investment opportunities, resulting in a reduced yield on those available or resulting in making loans involving higher risks.

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

An environmental, toxic or hazardous condition can dramatically reduce the ability of a borrower to meet its obligations, including its obligations to pay its mortgage loan owing to us.  Furthermore, the existence of such a condition can greatly reduce the value of the collateral securing our loan.  In the event that the borrower does not remedy an environmental condition and further defaults on its loan owing to us, we must carefully determine whether or not it is in our best interest to foreclose the property securing the loan which is environmentally impaired.  It could be that the cost of remedying the environmental condition could well exceed the resulting value of the property.

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

Item 1B: UNRESOLVED STAFF COMMENTS

None.

Item 2: PROPERTIES

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

As previously mentioned, our primary business is the making of mortgage loans, almost exclusively, first mortgage loans, to churches and other nonprofit organizations and assisted living centers.  Our Bylaws, as amended, restrict our investments to loans secured by a mortgage, deed of trust, or other lien covering real property with the amount of such loans not to exceed 85% of the value of the real property securing such loan.  The Bylaws may be amended by majority vote of the Board of Trust Managers.  The Board of Trust Managers' general policy is to limit investment of our assets in any one mortgage loan to not more than approximately 20% of Shareholder equity or $6,000,000.  However, at the discretion of the Board of Trust Managers, we may make and have made loans in excess of such limit.  All of our investment in mortgage loans is for the purpose of earning income.

Item 3: LEGAL PROCEEDINGS

None.

Item 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5:

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)

Market Information

There is no established public trading market for our shares of beneficial interest.  During fiscal year 2007, a total of 262,186 shares were sold in the secondary market at prices ranging from $3.25 to $3.90 per share.  The last sale during the fiscal year was at $3.50 per share.  During fiscal year 2006, a total of 161,228 shares were sold in the secondary market at prices ranging from $3.00 to $3.50 per share.

The range of high and low bid information for shares of beneficial interest for each quarter within the last two fiscal years is as follows:

Quarter	Fiscal 2007		Fiscal 2006
	High	Low	High	Low

April-June	3.50	3.25	3.50	3.00

July-September	3.60	3.25	3.50	3.00

October-December	3.60	3.40	3.40	3.05

January-March	3.90	3.25	3.50	3.00

The source of the above information is our own records.  We serve as the Transfer Agent for our shares.

(b)

Holders

On March 31, 2007, there were 2,696 shareholders of Church Loans.

(c)

Dividends

Cash dividends on all our outstanding shares of beneficial interest are declared twice annually to shareholders of record as of March 31 and December 31. Dividends paid during fiscal years 2006 and 2007 were as follows:  Fiscal Year 2006:  Dividend/Share $.29 per share (Based on three months of fiscal 2005 taxable income and nine months of fiscal 2006 taxable income); Fiscal Year 2007:  Dividend/Share $.25 per share (Based on three months of fiscal 2006 taxable income and nine months of fiscal 2007 taxable income).

An additional dividend of $.06 per share was declared in April 2007 based upon fiscal 2007 taxable income (see Note 6 of the Notes to Financial Statements).  This additional dividend was paid during fiscal 2008 to shareholders of record as of March 31, 2007.

(d)

Securities authorized for issuance under equity compensation plans.

None.

(e)

Sales of Unregistered Securities.

None.

(f)

Report of Use of Proceeds of Sales of Recently Registered Securities

None.

(g)

Repurchases of Shares

None.

Item 6: SELECTED FINANCIAL DATA

The following selected statements of operations data for each of the years in a the five-year period ended March 31, 2007 and the balance sheet data as of the year-end for each of the years in the five-year period ended March 31, 2007 were derived from the audited financial statements and notes to the financial statements starting on page 18 and with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
Selected Historical
Consolidated Financial and Other Data

	As of March 31,
	2007	2006	2005	2004	2003

Balance sheet data
Total assets	$76,364,055	$71,491,066	$59,573,937	$44,629,888	$55,106,397
Notes payable	$43,609,969	$38,890,110	$27,581,042	$16,679,383	$32,370,714
Shareholders’ equity	$31,083,160	$30,967,683	$30,693,690	$27,033,273	$21,439,788
Operating Data
INTEREST INCOME AND FEES	$6,589,080	$6,287,367	$4,669,730	$4,551,060	$4,902,182
INTEREST EXPENSE	2,781,039	1,972,371	791,730	821,706	974,600
Net interest income	3,808,041	4,314,996	3,878,000	3,729,354	3,927,582
PROVISION FOR CREDIT LOSSES	-	-	(20,000)	-	-

Net interest income less provision for possible credit losses	3,808,041	4,314,996	3,898,000	3,729,354	3,927,582

OTHER INCOME	167,809	87,817	159,164	170,626	86,145

OTHER OPERATING EXPENSES

General and administrative	1,211,253	1,041,874	1,003,631	943,160	771,378

Board of Trust Managers’ fees	50,300	50,035	53,185	56,714	58,782

Total other operating expenses	1,261,553	1,091,909	1,056,816	999,874	830,160

Income before provision for income taxes	2,714,297	3,310,904	3,000,348	2,900,106	3,183,567

PROVISION FOR INCOME TAXES	44,547	73,954	82,649	71,345	69,928

NET INCOME	$2,669,750	$3,236,950	$2,917,699	$2,828,761	$3,113,639

NET INCOME PER SHARE	$.26	$.32	$.29	$.38	$.44

DISTRIBUTIONS PER SHARE	$.25	$.29	$.28	$.36	$.40

Item 7:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Revenue Recognition.  We accrue interest income as it is earned.  All past due loans are reviewed monthly by management and the Audit Committee.  A past due loan is evaluated based upon the payment history, opinion of the ultimate collectability of the principal and interest and other experience factors.  The accrual of interest is generally discontinued on loans and church bonds more than 60 days past due unless the credit is well secured and in process of collection.  In all cases, loans and bonds are placed on nonaccrual or charged-off at an earlier date, if collection of principal or interest is considered doubtful.

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

Other Real Estate Owned.  Other real estate owned (OREO) represents property acquired as a result of a foreclosure of a mortgage note(s) held by Church Loans.  OREO is recorded at estimated fair value at date of foreclosure, establishing a new cost basis.  After foreclosure, OREO is carried at the lower of the carrying amount or estimated fair value minus estimated cost to sell.  Impairment losses are charged to operations.  Costs of the foreclosure, insurance and other costs associated with carrying the property are expensed.

Management has discussed our critical accounting policies and the development, selection and disclosure of the estimates and alternatives with the Audit Committee of the Board of Trust Managers and obtained their approval of the applicable disclosures contained in this report.

Overview

Church Loans was founded in May of 1959 and was organized to assist churches with the financing of purchases and construction of church facilities.  Church Loans has also made loans for the financing of assisted living centers.  Although we were originally organized under the corporate structure, we reorganized in 1963 as a real estate investment trust in order to take advantage of the favorable provisions of the federal tax law applicable to real estate investment trusts.

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

Management is aggressively pursuing quality new loans, both interim and permanent.   We believe this is evident by the 6% increase in our loan portfolio during the year ended March 31, 2007.

Results of Operations—2007 compared to 2006

During the fiscal year ended March 31, 2007, interest income and fees increased by $301,713 (5%) over the previous fiscal year.  The increase in interest income and fees was primarily the result of an increase in the amount of mortgage loans, interim construction loans and church bonds that we held during the fiscal year.

Total performing and non-performing mortgage loans, church bonds and interim loans increased from $71,063,449 as of March 31, 2006, to $74,955,034 as of March 31, 2007.  There was a decrease in the amount of our performing interim loans from $20,268,706 as of March 31, 2006, to $18,471,378 as of March 31, 2007.  There was an increase in our performing mortgage loans and church bonds during the recent fiscal year from $48,835,293 as of March 31, 2006, to $50,487,544 as of March 31, 2007.  Total performing loans, church bonds and interim loans decreased from $69,103,999 as of March 31, 2006 to $68,958,922 as of March 31, 2007.

Non-performing loans increased from $1,959,450 as of March 31, 2006, to $5,996,112 as of March 31, 2007.   Interest income which would have been recorded under the original terms of impaired loans and church bonds amounted to approximately $350,000 for the year ended March 31, 2007 as compared to $97,000 for the year ended March 31, 2006.  Interest income actually recognized on such impaired loans and church bonds was $290,000 and $46,000 for the years ended March 31, 2007 and March 31, 2006, respectively.

The increase in our loan portfolio is evidenced by the difference in our investment in mortgage and interim loans and bonds during fiscal 2007 of $36,845,728 as compared to the payments we received on our loan portfolio during fiscal 2007 in the amount of $31,241,440.

The increase in interest income and fees was enhanced by an increase in the net interest rate margin on our loan portfolio.  The average interest rate on loans and church bonds held by us increased from 7.82% as of March 31, 2006, to 8.31% as of March 31, 2007.  During the same period, the average interest rate on our total indebtedness increased from 6.64% as of March 31, 2006 to 6.96% as of March 31, 2007.  Therefore, our net interest rate margin increased from 1.18% as of March 31, 2006 to 1.35% as of March 31, 2007, an increase of 17 basis points.

Our net income for fiscal 2007 was $2,669,750, a decrease of $567,200 (18%) from the previous fiscal year.  Such decrease was primarily attributable to a decrease in our net interest income.  Net interest income decreased from $4,314,996 in fiscal 2006 to $3,808,041 in fiscal 2007, a decrease of $506,955 (12%) from fiscal 2006.

Total operating expenses increased from $1,091,909 for the fiscal year ended March 31, 2006 to $1,261,553 for the fiscal year ended March 31, 2007, an increase of $169,644 or 16%. This increase is attributable to an increase in general and administrative expenses of $169,379 or 16%.  This increase in general and administrative expenses is primarily attributable to an increase in expenses related to other real estate owned and non-performing loans.

Income from the realization of loan discounts from loan purchases decreased from $472,356 for the year ended March 31, 2006, to $22,947 for the year ended March 31, 2007, a decrease of $449,409.  The rather large amount of income from the realization of loan discounts in the year ended March 31, 2006 was primarily the result of the payment of one loan resulting in the recognition of $395,961 in income for the year ended March 31, 2006.  This income, which is included in interest income, was characterized as discounted income on mortgage loans since this loan was acquired by us at a price below the principal balance of the loan.

Dividends related to fiscal 2007, without regard to dates they were declared, were $2,452,103 or $.24 per share as compared to $3,065,128 or $.30 per share for fiscal 2006.  The decrease in dividends paid was attributable to a decrease in net income.

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

Other income increased from $87,817 for fiscal 2006 to $167,809 for fiscal 2007.  Included in fiscal year 2007 other income is a deferred gain of approximately $91,000 from the payoff of a church loan in Trenton, New Jersey.

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

This increase is evidenced by the difference in our investment in mortgage and interim loans during fiscal 2006 of $48,633,320 as compared to the payments we received on our loan portfolio during fiscal 2006 in the amount of $37,361,673.

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

Income from the realization of loan discounts from loan purchases increased from $23,177 for the year ended March 31, 2005, to $472,356 for the year ended March 31, 2006, an increase of $449,179.  The increase in income from the realization of loan discounts is primarily the result of payments of a loan owing by St. Luke Missionary Baptist Church.  On July 1, 2005, we accepted $1,425,000 in full and final payment on the loan.  The payment of this loan resulted in the recognition of $395,961 in income.  This income was characterized as discounted income on mortgage loans since this loan was acquired by us at a price below the principal balance of the loan.

Dividends related to fiscal 2006, without regard to dates they were declared, were $3,065,128 or $.30 per share as compared to $2,758,616 or $.27 per share for fiscal 2005.  The increase in dividends paid was primarily attributable to an increase in net income.

Other income decreased from $159,164 for fiscal 2005 to $87,817 for fiscal 2006.  Included in fiscal 2005 other income is a gain of $15,578 on the sale of other real estate owned as compared to $4,524 in fiscal 2006.

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

We are engaged primarily in the business of making permanent and interim loans to churches and other non-profit organizations, and to other borrowers, including businesses engaged in the building and operation of assisted living centers.  At March 31, 2007 we had seven loans to three different borrowers which are secured by assisted living centers and commercial properties which totaled approximately $11,710,000.  Our assets primarily consist of our loan portfolio, real estate acquired through foreclosure and our office building and facilities.

Our operating expenses are comprised of the maintenance of our office building, the payment of the salaries of our management and support staff, office expenses, fees paid to the Board of Trust Managers, and the payment for legal and accounting services.  Substantially all of our assets are invested in the permanent and interim loans.  Our only potential liquidity problems relate to the timely and proper repayment of the leveraged funds we have borrowed to make loans in excess of our capital and the ability to fund loan commitments which totaled approximately $19,231,000 at March 31, 2007.

Our primary sources of funds for liquidity consist of cash reserves, net cash provided by operations, payments received from the loans comprising our loan portfolio, and funds available through debt financing, including our line of credit agreement with the Amarillo National Bank.

Our level of liquidity based upon cash and cash equivalents decreased by $33,543 during the year ended March 31, 2007.  During this same period, we invested $36,845,728 in mortgage and interim construction loans using net borrowings on our bank line of credit and Master Note agreements in the amount of $4,719,859, net cash provided by operating activities in the amount of $2,751,401, principal payments received on our loan portfolio in the amount of $31,241,440, payments received on other notes receivables of $2,902 proceeds from the sale of other real estate owned of $250,607 and insurance proceeds on other real estate owned of $400,249.  The total liquidity available to invest in mortgage and interim construction loans was reduced by $2,554,273 paid in cash dividends during the year ended March 31, 2007.

Our primary debt obligations consist of our bank line of credit owing to Amarillo National Bank and Master Note Agreements with various persons.  Pursuant to our January 31, 2006 loan agreement with the bank, we have a $35,000,000 line of credit for a term of three years, maturing December 31, 2008.

As of March 31, 2007, our total liabilities outstanding were $45,280,895.  The amount owing on the line of credit as of March 31, 2007 was $22,380,000.  It is anticipated that the line of credit will be renewed at the expiration of such three-year term.  In the event that the bank elects not to renew the line of credit, we may, under the terms of the loan agreement, retire the line of credit over a period of time, not to exceed five years, equal to the weighted average remaining term of a pool of our real estate lien notes which would be pledged to secure the remaining balance of the bank line of credit.

At March 31, 2007, loans to us under Master Note Agreements, which are in effect demand notes, totaled $21,229,969.  In the past, we have utilized our bank line of credit and the principal paid to us upon our outstanding loan portfolio in order to meet our maturing obligations.

Although our cash and cash equivalents as of March 31, 2007 were only $95,412, the balance which could be borrowed by us upon our bank line of credit as of March 31, 2007 was $12,620,000.  The principal payments scheduled to be received on our loan portfolio for the fiscal years ending March 31, 2008, 2009 and 2010 are $23,380,970, $3,431,939 and $2,656,911 respectively.  Assuming all of these scheduled principal payments are received, these payments, together with the balance available to us on our bank line of credit, would not provide us with sufficient funds to meet our maturing obligations and fund loan commitments without the necessity of borrowing funds from other sources.  Based upon our success in obtaining borrowings in the past, we are confident that, should it be necessary, we will be able to obtain additional bank financing in the future in sufficient amounts for us to timely meet all of our obligations.

Should all the scheduled principal payments upon loans not be received, and should we be unable to borrow against our line of credit, and should borrowings from other sources not be available, it would be necessary to sell a portion of our mortgage loan portfolio in order to meet all of our financial obligations.  At March 31, 2007, the principal balance of our loan and church bond portfolio was $74,955,034, net of unamortized purchase discounts.  The weighted average interest rate on loans and church bonds was 8.31% per annum.  In view of the normal marketability of conventional loans, we might be required to discount a majority of these loans in order for them to be attractive for purchase.  The principal amount of these loans if discounted to yield a weighted average interest rate of 12%, 14% and 16% would be $51,906,361, $44,491,167, and $38,929,771, respectively.  There is no assurance that we would be able to sell all, or a portion of, our portfolio of loans, in which event, it would be necessary to secure a loan, or loans, from a lender in order to meet our financial obligations.  There is no assurance that we would be able to secure a loan in such instance.  We have sold only one of our loans in our mortgage loan portfolio and, therefore, have limited experience in this area.  Furthermore, if required to discount our loans in excess of 13.8%, then we would not realize sufficient funds from the sale of the loans to retire all of our debt.

Principal payments scheduled to be received upon our permanent loan portfolio during the years ending March 31, 2008, 2009 and 2010, if not used to fund new loan commitments, would be used to reduce our outstanding indebtedness.  Should we use the payments of principal which shall be received upon our loan portfolio to reduce our outstanding indebtedness, our interest expense will decrease.  In such instance, whether the decrease in the interest income will exceed, or be less than, the decrease in the interest expense will largely be dependent upon the prime rate of interest prevailing at such time due to the fact that the interest to be earned upon our mortgage loan portfolio is generally based upon a fixed rate of interest or a variable rate of interest that periodically reprices, while the interest to be paid upon our outstanding debts is directly, or indirectly, tied to the prime rate of interest charged by major banks.

Pursuant to the loan agreement with the bank, we have pledged all of our mortgage loans, church bonds and interim construction loans to the bank to secure the line of credit.  The amount owing on the line of credit must not exceed an amount equal to 85% of the outstanding principal amount of the performing mortgage loans and church bonds and 50% of the outstanding principal amount of the performing interim construction loans.  Applying that borrowing limit to our loan portfolio as of March 31, 2007, we can borrow up to the entire $35,000,000 line of credit limit.  However, during the term of the new loan agreement, we would not have the right to sell our loans, without the bank’s consent, since all of our loans have been pledged to the bank to secure the line of credit.  Therefore, under our new loan agreement, it will be very difficult, if not impossible, to sell our loans to meet our financial obligations.

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

Cash flows from financing activities relate primarily to the borrowings and payments on notes payable and the line of credit.  Borrowings are made as funds are needed to make loans or as current obligations become due.  Based upon our success to obtain borrowings in the past, we are confident that we will be able to obtain borrowings in the future in sufficient amounts, along with payments to be received on loans, to timely meet our obligations.

Inflation

At March 31, 2007, the weighted average interest rate on our mortgage loan and church bond portfolio was 8.31% per annum while the weighted average interest rate upon all our borrowings was 6.96% per annum resulting in a net interest rate margin of 1.35%.   By comparison, as of March 31, 2006, the weighted average interest rate on our mortgage loan and church bond portfolio was 7.82% per annum while the weighted average interest rate on our borrowings was 6.64% per annum resulting in a net interest rate margin of 1.18% per annum and at March 31, 2005, the weighted average interest rate on our mortgage loan and church bond portfolio was 7.37% per annum while the weighted average interest rate on our borrowings was 4.68% per annum resulting in a net interest rate margin of 2.69% per annum.  Therefore, our net interest rate margin has increased by 17 basis points during the year ending March 31, 2007 as compared to March 31, 2006.  However, as compared to March 31, 2005, our net interest rate margin has decreased as of March 31, 2007 by 134 basis points.  Although a majority of the loans constituting our loan portfolio have been made at variable rates of interest that generally reprice either daily, annually, or otherwise periodically, a portion of the loans constituting our loan portfolio have been made at fixed rates of interest and therefore are not subject to being increased or decreased during the term of the loan.  All of our indebtedness is either directly or indirectly tied to the prime rate of interest charged by major banking institutions and, therefore, is subject to fluctuation.

During periods of inflation, the prime rate of interest charged by major banking institutions, as well as the interest rate or cost of borrowing money from any lender, generally increases.  Consequently, during an inflationary period our interest expense would increase.  Since our interest income would not increase as rapidly, an increase in the interest expense would decrease our net income.  However, interest income should subsequently increase as variable rate loans reprice.  We believe that the decrease in our net interest rate margin from March 31, 2005 to March 31, 2006 and the resulting increase in the net interest rate margin from March 31, 2006 to March 31, 2007 are indicative of this gradual re-pricing of our portfolio during periods of rising interest rates.

Should the amount of our loans and the amount of our indebtedness remain constant, and should the weighted average interest rate upon the indebtedness increase to approximately 14.28% per annum, interest income and interest expense would be substantially equal.

Under the terms of the loan agreement with Amarillo National Bank effective January 1, 2006, the interest rate on our line of credit adjusts in accordance with the lesser of the 30-day, 60-day, 90-day or 180-day London Interbank Offered Rates (“LIBOR”) or the J.P. Morgan Chase & Co. prime rate.  The interest rate on our Master Note Agreements adjusts as and when the Prime Rate as published by the Wall Street Journal changes.  Most of our loans are made on interest rates that are tied to the Prime Rate as published by the Wall Street Journal or a similar index used by major U.S. banking institutions.  Therefore, our cost of funds should be tied to an index that is equal to or less than the index used to price our loan portfolio.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or commitments other than our normal loan commitments.

New Accounting Standards

We do not believe the adoption of any recently issued pronouncements by the Financial Accounting Standards Board will have a significant impact on its financial statements.

Contractual Obligations

As of March 31, 2007, we had the following contractual obligations:

	Payments due by period As of March 31, 2007
	Less than one year	1 – 3 years

Unsecured debt:
Master Notes	$21,229,969	$-
Line of Credit	-	22,380,000
Interest	122,248	-

Total contractual obligations	$21,352,217	$22,380,000

Item 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary market risk to which we are exposed is the risk associated with interest rate fluctuations as discussed in “Management’s Discussion and Analysis of Financial Condition and Result of Operation – Inflation.”

Item 8:

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Trust Managers and Shareholders

Church Loans & Investments Trust

Amarillo, Texas

We have audited the accompanying balance sheets of Church Loans & Investments Trust (a real estate investment trust) as of March 31, 2007 and 2006, and the related statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended March 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Church Loans & Investments Trust as of March 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Clifton Gunderson LLP

Amarillo, Texas

June 22, 2007

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
BALANCE SHEETS
March 31, 2007 and 2006

ASSETS
	2007	2006

CASH AND CASH EQUIVALENTS	$95,412	$128,955
RECEIVABLES
Mortgage loans and church bonds – performing	50,487,544	48,835,293
Interim construction loans – performing	18,471,378	20,268,706
Nonperforming mortgage loans, church bonds and interim construction loans	5,996,112	1,959,450
Less: Allowance for credit losses	(1,713,249)	(1,713,249)
	73,241,785	69,350,200
Accrued interest receivable	514,175	558,217
Notes receivable	3,000	5,902
Net receivables	73,758,960	69,914,319
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $534,072 and $532,008 in 2007 and 2006, respectively	219,060	221,124
OTHER REAL ESTATE OWNED	2,252,095	1,180,618
OTHER ASSETS	38,528	46,050
TOTAL ASSETS	$76,364,055	$71,491,066

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Notes payable and line of credit:
Related parties	$4,718,106	$2,845,753
Other	38,891,863	36,044,357
	43,609,969	38,890,110
Accrued interest payable	122,248	130,229
Other	1,548,678	1,503,044
Total liabilities	45,280,895	40,523,383

SHAREHOLDERS’ EQUITY
Shares of beneficial interest, no par value; authorized shares unlimited, 10,223,690 shares issued	29,762,291	29,762,291
Undistributed net income	1,337,359	1,221,882
Treasury shares, at cost (6,596 shares)	(16,490)	(16,490)
Total shareholders’ equity	31,083,160	30,967,683
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$76,364,055	$71,491,066

These financial statements should be read only in connection with the accompanying summary of significant accounting policies and notes to financial statements.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
STATEMENTS OF INCOME
Years ended March 31, 2007, 2006 and 2005

	2007	2006	2005

INTEREST INCOME AND FEES	$6,589,080	$6,287,367	$4,669,730

INTEREST EXPENSE	2,781,039	1,972,371	791,730
Net interest income	3,808,041	4,314,996	3,878,000

PROVISION FOR CREDIT LOSSES	-	-	(20,000)

Net interest income less provision for possible credit losses	3,808,041	4,314,996	3,898,000

OTHER INCOME	167,809	87,817	159,164

OTHER OPERATING EXPENSES

General and administrative	1,211,253	1,041,874	1,003,631

Board of Trust Managers’ fees	50,300	50,035	53,185

Total other operating expenses	1,261,553	1,091,909	1,056,816

Income before provision for income taxes	2,714,297	3,310,904	3,000,348

PROVISION FOR INCOME TAXES	44,547	73,954	82,649

NET INCOME	$2,669,750	$3,236,950	$2,917,699

NET INCOME PER SHARE	$.26	$.32	$.29

These financial statements should be read only in connection with the accompanying summary of significant accounting policies and notes to financial statements.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
STATEMENTS OF SHAREHOLDERS’ EQUITY
Years ended March 31, 2007, 2006 and 2005

Shares of beneficial interest			Undistributed	Treasury
Shares		Amount	net income	shares	Total
Balance, March 31, 2004	8,986,208	$26,245,401	$804,362	$(16,490)	$27,033,273

Net income	-	-	2,917,699	-	2,917,699

Issuance of shares of beneficial interest, net of issue costs of $195,556	1,237,482	3,516,890	-	-	3,516,890

Cash dividends ($0.28 per share)	-	-	(2,774,172)	-	(2,774,172)

Balance, March 31, 2005	10,223,690	29,762,291	947,889	(16,490)	30,693,690

Net income	-	-	3,236,950	-	3,236,950

Cash dividends ($0.29 per share)	-	-	(2,962,957)	-	(2,962,957)
Balance, March 31, 2006	10,223,690	29,762,291	1,221,882	(16,490)	30,967,683

Net income	-	-	2,669,750	-	2,669,750

Cash dividends ($0.25 per share)	-	-	(2,554,273)	-	(2,554,273)
Balance, March 31, 2007	10,223,690	$29,762,291	$1,337,359	$(16,490)	$31,083,160

These financial statements should be read only in connection with the accompanying summary of significant accounting policies and notes to financial statements.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
STATEMENTS OF CASH FLOWS
Years ended March 31, 2007, 2006 and 2005

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,669,750	$3,236,950	$2,917,699
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,064	2,064	1,376
Provision for credit loss	-	-	(20,000)
(Gain) loss on sale of other real estate owned	13,317	-	(15,578)
Amortization of loan discounts	(22,947)	(472,356)	(23,177)
Changes in:
Accrued interest receivable	44,042	(215,530)	(102,164)
Accrued interest payable	(7,981)	80,656	5,207
Federal income tax payable	-	-	(37,553)
Other liabilities	45,634	253,412	313,870
Other, net	7,522	89,569	(128,173)
Net cash provided by operating activities	2,751,401	2,974,765	2,911,507

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in mortgage and interim construction loans and church bonds	(36,845,728)	(48,633,320)	(39,428,229)
Payments received on mortgage and interim construction loans and church bonds	31,241,440	37,361,673	24,562,358
Payments received on notes receivable	2,902	18,872	86,979
Proceeds from sale of other real estate owned	250,607	-	29,241
Insurance proceeds on other real estate owned	400,249	-	-
Purchase of property and equipment	-	-	(10,321)
Net cash used by investing activities	(4,950,530)	(11,252,775)	(14,759,972)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on notes payable and line of credit	38,906,978	53,825,599	44,682,570
Principal payments on notes payable and line of credit	(34,187,119)	(42,516,531)	(33,780,911)
Cash dividends paid	(2,554,273)	(2,962,957)	(2,774,172)
Issuance of shares of beneficial interest, net of issue cost of $195,566 in 2005	-	-	3,516,890
Net cash provided by financing activities	2,165,586	8,346,111	11,644,377
Increase (decrease) in cash and cash equivalents	(33,543)	68,101	(204,088)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	128,955	60,854	264,942

CASH AND CASH EQUIVALENTS AT END OF YEAR	$95,412	$128,955	$60,854

These financial statements should be read only in connection with the accompanying summary of significant accounting policies and notes to financial statements.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
March 31, 2007, 2006 and 2005

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

CURRENT OPERATING ENVIRONMENT

Church Loans has historically invested in long-term, fixed-rate mortgage loans, generally funded by relatively short-term debt obligations.  The volatility of interest rates and increased competition to attract customers' funds have caused Church Loans' liability structure to become short-term and rate sensitive.  Church Loans reflected an average interest yield on its loan and church bond portfolio, an average interest rate on its total indebtedness and a net interest rate margin at March 31, 2007, 2006 and 2005 as follows:

	Loan and church bond portfolio	Total indebtedness	Net interest rate margin
March 31, 2007	8.31%	6.96%	1.35%
March 31, 2006	7.82%	6.64%	1.18%
March 31, 2005	7.37%	4.68%	2.69%

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
March 31, 2007, 2006 and 2005

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

Commitment fees received on interim construction loans are recognized over the interim commitment period for loans that are not permanently financed by Church Loans and over the life of the mortgage loan for loans that are permanently financed by Church Loans.  Amounts are being amortized using the straight-line method.  For the years ended March 31, 2007, 2006 and 2005, this method is not materially different from the method of deferring commitment fees until the commitment is exercised and recognizing such fees as an adjustment to yield by the interest method over the related loans' lives as prescribed by generally accepted accounting principles.

Purchase discounts on loans are amortized based on the interest method.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses is established as losses are estimated to have occurred through a provision for credit losses charged to earnings.  Loan losses are charged against the allowance when Church Loans believes the uncollectability of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for credit losses is evaluated on a regular basis by Church Loans and is based upon management's and the Board of Trust Managers' periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

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
March 31, 2007, 2006 and 2005

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

ADVERTISING

Advertising costs are expended as incurred. Advertising expense for the years ended March 31, 2007, 2006 and 2005 was $53,965, $48,247 and $30,682, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective in fiscal years beginning after December 15, 2006. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption, with the cumulative effect adjustment reported as an adjustment to the opening balance of undistributed net income. Church Loans is currently evaluating the potential impact, if any, that the adoption of FIN 48 will have on its financial statements. Management believes, based on an initial evaluation, that the impact of FIN 48 will not be significant to the financial statements.

This information is an integral part of the accompanying financial statements.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
NOTES TO FINANCIAL STATEMENTS
March 31, 2007, 2006 and 2005

NOTE 1 – LOANS AND CHURCH BONDS

Mortgage loans receivable consist of conventional loans of $56,220,626 and $49,447,215 and church bonds of $225,608 and $302,467 at March 31, 2007 and 2006, respectively.  Interim construction loans of $19,571,378 and $21,368,706 at March 31, 2007 and 2006, respectively, consist primarily of loans to churches for the construction of church facilities and assisted living centers.  Mortgage loans, church bonds and interim construction loans are generally secured by first liens on real estate comprised primarily of church buildings and other real estate.  Historically, the amount of a loan has been generally limited to 66-2/3% of the appraised value of the related property.  During the fiscal year 2005, the debt-to-value ratio was increased to 85%. Certain loans are guaranteed by individual members of the congregations or other individuals or congregations, depending on the circumstances.

Church Loans' portfolio included mortgage loans, church bonds and interim construction loans with interest rates ranging from 4.0% to 12.0% at March 31, 2007.  The weighted average annual interest rates of Church Loans' loan and church bond portfolio were 8.31% and 7.82% and 7.37% at March 31, 2007, 2006 and 2005, respectively.

In addition to a concentration of loans to churches, Church Loans makes certain interim real estate construction loans and permanent loans to entities other than churches.  At March 31, 2007 and 2006, Church Loans had seven loans to three borrowers which were secured by assisted living centers and commercial properties that totaled approximately $11,710,000 and $9,177,000, respectively.

The following schedule is a summary of the combined mortgage, church bonds and interim construction loan portfolios by size of loan at March 31:

	2007		2006
Description	No. of Loans	Carrying amount	No. of Loans	Carrying amount
Over $1,500,000	11	$27,254,091	12	$26,846,380
$1,300,000-1,499,999	4	5,613,124	2	2,722,793
$1,000,000-1,299,999	5	5,421,816	4	4,476,097
$900,000-999,999	2	1,918,591	5	4,711,478
$800,000-899,999	4	3,476,415	1	850,000
$700,000-799,999	4	3,028,411	6	4,460,782
$600,000-699,999	10	6,523,785	9	5,793,709
$500,000-599,999	11	6,085,895	14	7,520,442
$400,000-499,999	13	5,774,595	8	3,683,201
$300,000-399,999	7	2,449,427	10	3,466,245
$200,000-299,999	22	5,659,870	16	3,909,203
$100,000-199,999	13	1,915,073	12	1,731,676
Under $100,000	18	896,519	22	946,382
	124	76,017,612	121	71,118,388
Less: unamortized purchase discounts on mortgage loans		(1,062,578)		(54,939)
Less: allowance for credit losses		(1,713,249)		(1,713,249)
Total		$73,241,785		$69,350,200

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
NOTES TO FINANCIAL STATEMENTS
March 31, 2007, 2006 and 2005

NOTE 1 – LOANS AND CHURCH BONDS (CONTINUTED)

The mortgage and interim construction loan portfolios included the following loans at March 31, 2007, with individual balances in excess of 3% of the total carrying amount of the combined portfolios:

Bickford Cottage LLC, Peoria, IL; interest at prime plus 1.5%, with a floor of 9.75% (9.75% at March 31, 2007, scheduled to reprice January 1, 2010); monthly payments of $36,092 to maturity on January 1, 2032	$4,043,603

Community Protestant Church of Co-Op City, Bronx, NY; interest at prime plus 2.0%, with a floor of 9.25% (9.25% at March 31, 2007, scheduled to reprice January 1, 2009); monthly payments of $26,249 to maturity on January 1, 2026	2,804,795

Christ Temple Pentecostal Church, Kansas City, MO; interest at prime plus 2.5%, with a floor of 10.75% (10.75% at March 31, 2007, scheduled to reprice March 1, 2012); monthly payments of $31,387 to maturity on March 1, 2022	2,800,000

Great Plains Assisted Living L.L.C., Sioux City, IA; interest at prime plus 1.5%, with a floor of 5.5% (5.5% at March 31, 2007, scheduled to reprice January 1, 2009); monthly payments of $17,960 to maturity on January 1, 2029	2,735,966

Bickford Cottage LLC, Lafayette, IN; interest at prime plus 1.5%, with a floor of 8.0% (8.0% at March 31, 2007,scheduled to reprice September 1, 2010); monthly payments of $18,949 to maturity on September 1, 2030	2,405,788

Living Word Bible, Mesa, AZ ; interest at prime plus 2.0%, with a floor of 9.0% (10.25% at March 31, 2007); principal and interest due on maturity on December 1, 2007	3,500,000

$18,290,152

The original terms of the individual loans included in the loan portfolio generally vary from 1 to 30 years.  Scheduled maturities during the five years subsequent to March 31, 2007, are:

2008	$23,380,970
2009	3,431,939
2010	2,656,911
2011	2,957,169
2012	2,957,169

At March 31, 2007, mortgage loans and interim construction loans with a carrying amount of $74,729,426 were pledged to support the indebtedness of Church Loans.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
NOTES TO FINANCIAL STATEMENTS
March 31, 2007, 2006 and 2005

NOTE 1 – LOANS AND CHURCH BONDS (CONTINUTED)

A summary of transactions in the allowance for credit losses for the years ended March 31 is as follows:

	2007	2006	2005

Balance at beginning of year	$1,713,249	$1,713,249	$1,733,249

Charge-offs	-	-	-

Provision charged to operating expenses	-	-	(20,000)
Balance at end of year	$1,713,249	$1,713,249	$1,713,249

At March 31, 2007 and 2006, the recorded investment for loans for which impairment was recognized in accordance with Statement No. 114 was approximately $5,996,000 and $1,959,000, respectively.  The related allowance for credit losses at March 31, 2007 and 2006 was $813,000 and $463,000, respectively.  The average investment in impaired loans was approximately $3,978,000 and $2,566,000 for the years ended March 31, 2007 and 2006, respectively.  Interest income which would have been recorded under the original terms of impaired loans and church bonds amounted to approximately $350,000, $97,000 and $277,000 for the years ended March 31, 2007, 2006 and 2005, respectively.  Interest income actually recognized for the years ended March 31, 2007, 2006 and 2005 was approximately $290,000, $46,000 and $685,000, respectively. In 2005, interest income actually recognized includes amounts received from a nonaccrual loan paid off during the year.

NOTE 2 – DEBT OBLIGATIONS

Information relating to debt obligations follows:

Balance at end of year	Weighted average interest rate at end of year	Maximum amount outstanding at any month-end	Average month-end balance	Weighted average interest rate for the year

March 31, 2007
Line of credit payable to bank	$22,380,000	6.93%	*	$24,380,000	$21,207,083	6.81%	*
Other demand notes payable	21,229,969	7.00%		21,229,969	19,193,775	6.96%
TOTAL	$43,609,969	6.96%		$45,609,969	$40,400,858	6.87%
March 31, 2006
Line of credit payable to bank	$20,755,000	6.54%	*	$23,630,000	$17,500,000	5.66%	*
Other demand notes payable	18,135,110	6.75%		18,135,110	17,158,381	5.70%
TOTAL	$38,890,110	6.64%		$41,765,110	$34,658,381	5.68%

* Does not consider commitment fees.

All debt obligations, except for other demand notes payable, are secured by the pledge of specific mortgage notes receivable.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
NOTES TO FINANCIAL STATEMENTS
March 31, 2007, 2006 and 2005

NOTE 2 – DEBT OBLIGATIONS (CONTINUTED)

Maturities of debt obligations are financed through principal payments received on loans, advances on other demand notes payable and advances on the line of credit.

Descriptions of the various categories of debt obligations follow:

Line of Credit Payable to Bank

The line of credit payable to bank consists of borrowings under a loan agreement effective through December 31, 2008, that provides for a $35,000,000 line of credit with certain commitment fees. Pursuant to the new agreement with the bank, Church Loans has pledged all mortgage loans, church bonds and interim construction loans to the bank to secure the line of credit.  The amount owing on the line of credit must not exceed an amount equal to 85% of the outstanding principal amount of the performing mortgage loans and church bonds and 50% of the outstanding principal amount of the performing interim construction loans.

Interest accrues at the six-month LIBOR rate plus 1.60% (6.9281% at March 31, 2007).  Interest is payable monthly.

Additionally, the line of credit requires that Church Loans' net worth be no less than $18,000,000 and its total indebtedness shall not exceed 250% of its net worth.  At March 31, 2007, Church Loans' total indebtedness was approximately $12,620,000 less than the maximum amount permitted under the agreement.

Demand Notes Payable

Debt obligation consists of demand notes payable of $21,229,969 which mature during the year ended March 31, 2008. The demand notes payable bear interest, payable monthly, at 1.25% less than the prime rate (8.25% at March 31, 2007) and are unsecured (see note 7).

NOTE 3 – INCOME TAX PROVISION

Church Loans has elected to be taxed as a real estate investment trust under the provisions of the Internal Revenue Code (the Code).  To qualify as a real estate investment trust under the Code, Church Loans must, among other things, distribute at least 90% of its taxable income to its shareholders through dividends.  Church Loans is required to pay dividends of at least 85% of its calendar year undistributed income by February 1 or be subject to a special federal excise tax of 4% on the undistributed amount.

Deferred taxes were not significant to Church Loans' 2007 and 2006 financial statements.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
NOTES TO FINANCIAL STATEMENTS
March 31, 2007, 2006 and 2005

NOTE 3 – INCOME TAX PROVISION (CONTINUTED)

Total income tax provision for the years ended March 31 is less than the amount computed by applying the applicable statutory federal income tax rate (35%) to income before provision for income taxes as follows:

	2007	2006	2005

Computed "expected" federal income tax provision	$950,004	$1,158,816	$1,050,122
Increases (decreases) in taxes resulting from:
Dividends	(857,895)	(1,072,795)	(965,519)
Graduated rate differential	(8,710)	(7,460)	(6,556)
Difference in provision for credit losses for financial and tax purposes	-	-	19,250
Difference in accounting for interest income recognized for financial and tax purposes	(6,864)	(4,655)	(3,746)
Other	(31,988)	48	(10,902)

Actual provision for income taxes	$44,547	$73,954	$82,649

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

NOTE 5 – NET INCOME PER SHARE

Net income per share of beneficial interest is based on the weighted average number of shares outstanding, which was 10,217,094 for the years ended March 31, 2007 and 2006, respectively and 9,898,521 for the year ended March 31, 2005.  There were no share equivalents or other potentially dilutive securities outstanding during any of the periods presented.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
NOTES TO FINANCIAL STATEMENTS
March 31, 2007, 2006 and 2005

NOTE 6 – DIVIDENDS

All dividends paid by Church Loans are taxable to the recipient.  A schedule of dividends paid during the years ended March 31, 2007 and 2006 and 2005 follows:

		Dividend amount
Date of record	Date paid	Per Share	Total

March 31, 2004	May 2004	$.07	$628,582
December 31, 2004	January 2005	.21	2,145,590
March 31, 2005	May 2005	.06	613,026
December 31, 2005	January 2006	.23	2,349,931
March 31, 2006	May 2006	.07	715,197
December 31, 2006	January 2007	.18	1,839,076

In April 2007, a dividend of $613,026 ($0.06 per share) was declared for shareholders of record on
March 31, 2007.

NOTE 7 - RELATED PARTY TRANSACTIONS

Other demand notes payable at March 31, 2007 and 2006 included notes totaling $4,718,106 and $2,845,753, respectively, which represent borrowings from related parties.  The notes bear interest at 1.25% less than the prime rate (8.25% at March 31, 2007) and are unsecured.  Interest expense incurred on related party other demand notes payable was approximately $258,000 and $200,000 and $90,000 in 2007, 2006 and 2005, respectively.

NOTE 8 - SHAREHOLDERS’ EQUITY

March 26, 2007, the Board of Trust Managers passed a resolution authorizing an odd-lot tender offer to be made to shareholders holding 99 or fewer shares at a price of $4 per share.  The tender offer is to be made during the second fiscal quarter of 2008.

NOTE 9 - CASH FLOW INFORMATION

Supplemental information on cash flows and noncash transactions for the years ended March 31 is as follows:

	2007	2006	2005
Supplemental cash flow information

Interest paid	$2,789,020	$1,891,715	$786,523

Income taxes paid	$67,089	$76,252	$138,208

Schedule of noncash investing activity:

Real estate acquired through foreclosure	$1,735,650	$-	$-

Mortgage loan issued in connection with sale of other real estate	$-	$-	$235,000

Deferred gain from sale of other real estate	$-	$-	$116,027

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
NOTES TO FINANCIAL STATEMENTS
March 31, 2007, 2006 and 2005

NOTE 10 – SIMPLE RETIREMENT PLAN

Church Loans participates in a Simplified Employee Pension – Individual Retirement Accounts Contribution Agreement. Church Loans agrees to provide discretionary contributions in each calendar year to the individual retirement account or individual retirement annuity of all employees who are at least 21 years old and have performed services for Church Loans in at least three years of the immediately preceding five years. Church Loans contribution amounted to approximately $58,000, $59,000 and $60,000 for the years ended March 31, 2007, 2006 and 2005, respectively.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Church Loans is a party to financial instruments with off-balance-sheet risk in the normal course of business.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have variable interest rates, fixed expiration dates or other termination clauses and require payment of a fee.  Since some of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Church Loans evaluates each customer's credit worthiness on a case-by-case basis.  Collateral generally includes real estate properties.  The exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit is represented by the contractual amount.  At March 31, 2007, Church Loans had outstanding loan commitments (by contract amounts) of approximately $19,231,000.  Management does not anticipate any losses as a result of these transactions.

Church Loans is involved in litigation in the normal course of business and, in the opinion of management; such litigation will have no material effect on Church Loans' financial statements.

NOTE 12 - DISCLOSURE ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments, the results of applying such methods and assumptions to the financial instruments and limitations inherent in fair value estimates:

Cash and Cash Equivalents

The assets are considered short-term instruments for which the carrying amount is a reasonable estimate of fair value.

Loans and Church Bonds

Fair values are estimated for portfolios of loans with similar financial characteristics.  Loans are segregated by type, such as mortgage and interim construction loans and church bonds.  Each loan category is further segmented into fixed and adjustable rate interest terms.  For variable-rate loans, primarily interim construction loans, that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts.  The fair value of fixed-rate mortgage loans and bonds is generally estimated by discounting the future cash flows through the estimated maturity using the current rates at which similar loans would be made to borrowers with similar credit ratings.  The estimate of maturity is based on Church Loans' historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions.  The carrying value of loans and bonds, net of the allowance for credit losses was $73,241,785 and $69,350,200 and the fair value of loans and bonds was approximately $66,374,000 and $63,315,000 at March 31, 2007 and 2006, respectively.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
NOTES TO FINANCIAL STATEMENTS
March 31, 2007, 2006 and 2005

NOTE 12 - DISCLOSURE ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

Notes Payable and Line of Credit

The fair value of notes payable are equal to the carrying value as such liabilities are deemed to be short-term borrowings. The fair value of the line of credit is equal to the carrying value as such amounts are variable rate debt.

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

Item 9:

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A: CONTROLS AND PROCEDURES

Our chief executive officer and our senior vice president are charged with making an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(c) or 15(d)-15(e) of the Securities Exchange Act of 1934) as of March 31, 2007.  These controls and procedures are designed to ensure that information required to be disclosed in reports mandated by the Securities Exchange Act of 1934 is recorded, communicated to management, and accurately reported within the required time periods.  Our chief executive officer and senior vice-president have concluded, based upon their evaluation of these controls and procedures as of March 31, 2007, that our disclosure controls and procedures are effective.

There have been no significant changes in our internal controls or in the other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 9B: OTHER INFORMATION

At its March 26, 2007 meeting, the Board of Trust Managers passed a resolution authorizing an odd-lot tender offer to be made to shareholders holding 99 or fewer shares at a price of $4.00 per share. The tender offer is to be made during the second fiscal quarter of 2008.

PART III

Item 10: DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)

Board of Trust Managers.  The following information is furnished as to each individual who now serves as a member of our Board of Trust Managers:

B. R. McMorries, age 80, is a consulting engineer.  He has served as a Trust Manager since 1963.  He serves as Chairman of the Board of Trust Managers.

Larry G. Brown, age 64, is the President of Larry Brown Realtors, Inc. and is a licensed realtor.  He has served as a Trust Manager since 1981.  He serves as Vice-Chairman of the Board of Trust Managers.

Alfred J. Smith, age 72, is in the independent oil and gas production business.  Mr. Smith has served as a Trust Manager since 1999.  He serves as Secretary of the Board of Trust Managers.

Jack R. Vincent, age 77, is engaged in farming and ranching operations.  He has served as a Trust Manager since 1989.

Steven Rogers, age 59, is a commercial real estate agent.  He has served as a Trust Manager since 1990.

Michael A. Bahn, age 63, is the President of Amarillo Blueprint Co., an office equipment and supply and reproduction services business. He has served as a Trust Manager since 1997.

Michael W. Borger, age 52 is the President of Turnkey Leasing, Ltd., an equipment leasing business.  Mr. Borger has served as a Trust Manager from 1988 to 1990 and again since 2002.

(b)

Executive Officers.  The following information is furnished as to each individual who now serves as an executive officer and who is not mentioned under "Board of Trust Managers" above:

M. Kelly Archer, age 55, serves as President, Manager of Operations and Chief Executive Officer.  As such, Mr. Archer functions as our Executive Officer.  Mr. Archer has served in this capacity for 25 years.

Robert E. Martin, age 57, serves as our Senior Vice-President-Lending.  Mr. Martin has served in such capacity since 1999.  Prior to serving in such capacity, Mr. Martin served as the President/CEO of Santa Fe Federal Credit Union.  Mr. Martin also served as a member of our Board of Trust Managers prior to becoming our Senior Vice-President.

Robert E. Fowler, age 54, serves as our Senior Vice-President-CFO and Information Systems.  Mr. Fowler has served in such capacity for 25 years.

Joshua D. Shields, age 29, serves as a Vice-President.  Mr. Shields has served in such capacity since June 2003.  Previously, Mr. Shields was employed by Wells Fargo Bank.

(c)

Identification of Certain Significant Employees.

None.

(d)

Family Relationships.

None.

(e)

Business Experience.

See responses to Items 10(a) and 10(b) above.

(f)

Involvement in Certain Legal Proceedings.

None.

(g)

Audit Committee Financial Expert.

We do not have an audit committee financial expert serving on our Audit Committee.  However, we believe that our Audit Committee, as a whole, meets the requirements of a financial expert.

(h)

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

(i)

Changes in Recommending Nominees to the Board of Trust Managers.

None.

(j)

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

Based upon information provided to us by individual Trust Managers and Executive Officers and shareholders, we believe that during the preceding fiscal year our Managers and Executive Officers and shareholders have complied with all such applicable filing requirements.

(k)

Code of Ethics.

We have adopted a Code of Ethics applicable to our executive officers.  A copy of the Code of Ethics is attached hereto as Exhibit 14.  The Code of Ethics is also posted on our website at www.churchloans.com.  We will provide, free of charge, to any person so requesting a copy of the Code of Ethics.  Requests can be made to:

Church Loans & Investments Trust

Attn: Mr. Kelly Archer

5305 I-40 West

Amarillo, Texas 79106

Telephone: (806) 358-3666

E-mail: karcher@churchloans.com

Item 11: EXECUTIVE COMPENSATION

(a)  Executive Officers:

The following table sets forth certain information regarding compensation paid during each of our last three fiscal years to our Manager of Operations (CEO) and Chief Financial Officer (CFO).  We have no other executive officers whose salary, bonuses and other compensation earned during fiscal 2007 exceeded $100,000 for services rendered in all capacities.

Annual Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compensation
CEO - M. Kelly Archer Manager of Operations	2007 2006 2005	$112,854 110,850 108,413	$-0- 12,000 -0-	$19,500 19,350 18,900

CFO - Robert E. Fowler	2007 2006 2005	$73,760 72,130 70,985	$-0- 6,000 -0-	$12,750 12,656 12,375

Other Annual Compensation paid to or for the benefit of Mr. Archer and Mr. Fowler represents annual contributions to the SEP (Simplified Employee Pension) accounts for Mr. Archer and Mr. Fowler.

(b)  Trust Managers' Compensation:

Our Board of Trust Managers was paid $50,300 in cash as a group during the last fiscal year for services as Trust Managers.  The Chairman of the Board of Trust Managers, B. R. McMorries, is paid $500 per month for serving in such capacity.  The remaining members of the Board of Trust Managers are paid $300 per month for serving as a member of the board.  All Trust Managers are paid an additional $100 per board or committee meeting attended.  In addition, a Trust Manager receives $400 per day for their services when out of town on trust business.

The members of the Board of Trust Managers are not otherwise employed or compensated by us.

(c) Compensation Committee Interlocks and Insider Participation:

We have a Compensation Committee which consists of Messer’s Borger, Brown and Rogers.  This committee met 3 times during the Trust's last fiscal year.  The Compensation Committee is primarily responsible for reviewing the compensation of the Trust's staff and making recommendations regarding same to the Board of Trust Managers.

(d) Compensation Committee Report:

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) (§229.402(b)) of Regulation S-K. Based upon the review, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report.

The compensation of our employees and officers is based on multiple factors. In determining the compensation for any employee or officer, the committee considers the following factors:

•	The profitability of the Company.
•	The employee’s or officer’s contribution to the profitability of the Company.
•	The current market rate for the experience level of the employee or officer.
•	The cost of living in Amarillo, Texas.

By: Michael W. Borger Larry G. Brown Stephen Rogers

Item 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

(b)

The following table indicates the number of our shares of beneficial ownership owned by the Board of Trust Managers and Executive Officers, individually and as a group:

Name and Address of Beneficial Owner	Amount of and Nature of Beneficial Ownership*	Percent of Class

B. R. McMorries 1601 Jordan, Amarillo, TX 79106	400,072	3.916%

Larry G. Brown 4210 Palacio Drive, Amarillo, TX 79109	42,787	0.419%

Jack R. Vincent 6303 Stoneham Drive, Amarillo, TX 79109	12,500	0.122%

Steven Rogers 6206 Calumet, Amarillo, TX 79106	2,800	0.027%

Michael A. Bahn 1612 S. Travis, Amarillo, TX 79102	1,650	0.016%

Alfred J. Smith 21 Hogan Drive, Amarillo, TX 79124	63,393	0.620%

Michael W. Borger 43 Cypress Point, Amarillo, TX 79124	13,850	0.136%

M. Kelly Archer 7200 Dreyfuss Road, Amarillo, TX 79106	216,261	2.117%

Robert E. Fowler 7629 Tarrytown Ave., Amarillo, TX 79121	8,802	0.086%

Robert E. Martin 8 Country Club Drive, Amarillo, TX 79124	10,261	0.100%

Joshua D. Shields 58 Hunsley RD, Canyon, TX 79015	6,650	0.065%

All Trust Managers and Executive Officers as a Group	779,026	7.624%

*

The nature of beneficial ownership of such shares is either directly by such named person, indirectly through such person’s spouse or through Individual Retirement Accounts directed by such person or their spouse.

(c)

Change in control.

We know of no arrangements which may result in a change of control.

(d)

Securities Authorized for Issuance under Equity Compensation Plans.

None.

Item 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We issue a limited number of "Master Notes" which are unsecured debt instruments.  We pay the obligee of such notes interest at the rate of one and one-quarter percent per annum (1.25%) less than the prime lending rate of Amarillo National Bank, our primary lender.  As of March 31, 2007 we had entered into Master Note Agreements with B. R. McMorries, Chairman of the Board of Trust Managers, and related parties, in the amount of $1,818,951; Larry Brown, Vice-Chairman of the Board of Trust Managers and related persons, in the amount of $680,254; Jack R. Vincent, a member of the Board of Trust Managers, and related parties in the amount of $178,465; M. Kelly Archer, President, Manager of Operations and CEO of the Trust and related persons, in the amount of $140,040; and Michael W. Borger, and related parties, in the amount of $1,875,186.  The terms of such Master Notes are the same as Master Notes entered into with other unrelated persons, except as to the amounts thereof.

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

Item 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Trust Managers has selected Clifton Gunderson LLP, independent certified public accountants, as the auditors of our financial statements for the fiscal year ending March 31, 2008.  At the meeting of the shareholders to be held on August 28, 2007, the shareholders will vote upon a proposal to ratify the selection of this firm as auditors.  No member of such firm, or any associate thereof, has any financial interest in us.

Audit Fees

The aggregate fees billed for professional services rendered for the audit of our annual financial statements for the most recent fiscal year, the review of the financial statements included in our Form 10-Q for such fiscal year, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements were $70,950 as compared to $68,000 for the fiscal year ended March 31, 2006.

Audit-Related Fees

None.

Tax Fees

The aggregate fees billed us for tax services, including preparation of our tax return and tax related matters, were $7,045 for the most recent fiscal year as compared to $7,395 for the fiscal year ended March 31, 2006.

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

PART IV

Item 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

Exhibits

The Exhibits listed on the accompanying Index to Exhibits are filed as a part of this Annual Report.

CHURCH LOANS & INVESTMENTS TRUST (A Real Estate Investment Trust) INDEX TO EXHIBITS
(2)	None
(3)

(i) Amended and Restated Declaration of Trust dated July 16, 2004, previously filed as an exhibit to the Trust’s Definitive Proxy Statement, Form DEF 14A, dated June 25, 2004 (File No. 000-08117) and is incorporated by reference.

(ii) Amended and Restated Bylaws dated July 16, 2004, previously filed as an exhibit to the Trust’s Definitive Proxy Statement, Form DEF 14A, dated June 25, 2004 (File No. 000-08117) and is incorporated by reference.

(4)	None other than those listed in (3) above.
(9)	None
(10)

Loan Agreement dated January 31, 2006 entered into by and between Church Loans and Amarillo National Bank included as an exhibit to Issuer’s Form 10-QSB for the quarterly period ended December 31, 2005, under File No. 000-08117 and is incorporated by reference.

(11)	Statement regarding computation of per share earnings-omitted since information necessary to make the computation is included in the Financial Statements and Note 5 thereto.
(12)	None
(13)	None
(14)	Code of Ethics for Officers
(16)	None
(18)	None
(21)	None
(22)	None
(24)	None
(31)	(i)(1) Certification of President (Principal Executive Officer and CEO) Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).
(i)(2) Certification of Senior Vice-President and CFO (Principal Financial Officer) Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).
(ii) None
(32)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(33)	None
(34)	None
(35)	None
(99)	None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHURCH LOANS & INVESTMENTS TRUST

	By:	/s/ B.R. Mcmorries
B.R. McMorries Chairman of the Board of Trust Managers

DATED: June 26, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ B.R. McMorries . B.R. McMorries	Chairman of the Board of Trust Managers	6/26/2007

. Larry G. Brown	Vice-Chairman of the Board of Trust Managers	.

/s/ Alfred J. Smith . Alfred J. Smith	Secretary of the Board of Trust Managers	6/26/2007

/s/ M. Kelly Archer . M. Kelly Archer	President, Principal Executive Officer and CEO	6/26/2007

/s/ Robert E. Fowler . Robert E. Fowler	Senior Vice-President and Chief Financial Officer	6/26/2007

/s/ Jack R. Vincent . Jack R. Vincent	Trust Manager	6/26/2007

/s/ Steven Rogers . Steven Rogers	Trust Manager	6/26/2007

/s/ Michael A. Bahn . Michael A. Bahn	Trust Manager	6/26/2007

/s/ Michael W. Borger . Michael W. Borger	Trust Manager	6/26/2007

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