Form 10-Q
period 2007-06-30
CHURCH LOANS & INVESTMENTS TRUST
filed 2007-08-14
CIK 20199

United States Securities and Exchange Commission

Washington, D.C. 20549

____________

FORM 10-Q

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2007

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding at August 14, 2007
Shares of beneficial interest, $0.00 par value per share	10,217,094

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
Condensed Balance Sheets (Unaudited)
June 30, 2007 and March 31, 2007

ASSETS
	June 30, 2007	March 31, 2007

CASH AND CASH EQUIVALENTS	$78,483	$95,412
RECEIVABLES
Mortgage loans and church bonds – performing	49,773,648	50,487,544
Interim construction loans – performing	21,563,483	18,471,378
Nonperforming mortgage loans, church bonds and interim construction loans	5,981,465	5,996,112
Less: Allowance for credit losses	(1,661,477)	(1,713,249)
	75,657,119	73,241,785
Accrued interest receivable	561,594	514,175
Notes receivable	3,000	3,000
Net receivables	76,221,713	73,758,960
PROPERTY AND EQUIPMENT, net	218,544	219,060
OTHER REAL ESTATE OWNED	1,735,650	2,252,095
OTHER ASSETS	796,425	38,528
TOTAL ASSETS	$79,050,815	$76,364,055

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Notes payable and line of credit:
Related parties	$5,472,036	$4,718,106
Other	40,371,229	38,891,863
	45,843,265	43,609,969
Accrued interest payable	120,823	122,248
Other	1,745,013	1,548,678
Total liabilities	47,709,101	45,280,895

SHAREHOLDERS’ EQUITY
Shares of beneficial interest, no par value; authorized shares unlimited, 10,223,690 shares issued	29,762,291	29,762,291
Undistributed net income	1,595,913	1,337,359
Treasury shares, at cost (6,596 shares)	(16,490)	(16,490)
Total shareholders’ equity	31,341,714	31,083,160
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$79,050,815	$76,364,055

These condensed financial statements should be read only in connection with the accompanying notes to condensed financial statements.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
Condensed Statements of Income (Unaudited)
Three-month periods ended June 30, 2007 and 2006

	Three-month periods ended June 30,
	2007	2006

INTEREST INCOME AND FEES	$1,744,380	$1,523,290

INTEREST EXPENSE	765,147	640,709
Net interest income	979,233	882,581

OTHER INCOME	530,966	20,795
OTHER OPERATING EXPENSES
General and administrative	626,919	323,485
Board of Trust Managers’ fees	11,700	11,900
Total other operating expenses	638,619	335,385
NET INCOME	$871,580	$567,991

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	10,217,094	10,217,094
NET INCOME PER SHARE	$.09	$.06
DIVIDENDS PER SHARE	$.06	$.07

These condensed financial statements should be read only in connection with the accompanying notes to condensed financial statements.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
Condensed Statements of Cash Flows (Unaudited)
Three-month periods ended June 30, 2007 and 2006
	Three-month periods ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$871,580	$567,991
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	516	516
Gain on sale of other real estate owned	(508,555)	-
Amortization of loan discounts	(10,860)	(6,239)
Changes in:
Accrued interest receivable	(47,419)	(12,081)
Accrued interest payable	(1,425)	(22,410)
Other liabilities	196,335	132,293
Other, net	(757,897)	12,237
Net cash provided (used) by operating activities	(257,725)	672,307

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in mortgage and interim construction loans and church bonds	(11,315,994)	(4,732,798)
Payments received on mortgage and interim construction loans and church bonds	8,911,520	5,717,171
Payments received on notes receivable	-	1,780
Proceeds from sale of other real estate owned	1,025,000	-
Net cash provided (used) by investing activities	(1,379,474)	986,153

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on notes payable and line of credit	13,758,711	7,412,346
Principal payments on notes payable and line of credit	(11,525,415)	(8,279,661)
Cash dividends	(613,026)	(715,196)
Net cash provided (used) by financing activities	1,620,270	(1,582,511)
Increase (decrease) in cash and cash equivalents	(16,929)	75,949

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	95,412	128,955

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$78,483	$204,904

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$766,572	$663,119

These condensed financial statements should be read only in connection with the accompanying notes to condensed financial statements.

CHURCH LOANS & INVESTMENTS TRUST

(A Real Estate Investment Trust)

Notes to Condensed Financial Statements (Unaudited)

NOTE 1 – GENERAL

See Summary of Significant Accounting Policies in the Trust’s Annual Report on Form 10-K for a summary of the Trust’s significant accounting policies.

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

NOTE 2 - WEIGHTED AVERAGE INTEREST RATES

Weighted average interest rates and net interest rate margins at June 30, 2007 and 2006, were as follows:

	Mortgage loan and church bond portfolio	Total indebtedness	Net interest rate margin
June 30, 2007	8.45%	6.96%	1.49%
June 30, 2006	8.01%	6.87%	1.14%

NOTE 3 - CONTRACTUAL MATURITIES

Scheduled principal payments on mortgage loans, church bonds and interim construction loans and indebtedness (including notes payable) outstanding at June 30, 2007, for the five twelve-month periods subsequent to June 30, 2007, follow:

Twelve-month period ending June 30,	Mortgage loans, church bonds and interim loans	Total Indebtedness
2008	$ 24,093,875	$ 22,273,265
2009	4,087,333	23,570,000
2010	2,810,640	-
2011	2,986,686	-
2012	2,964,477	-

NOTE 4 - MORTGAGE LOANS, CHURCH BONDS AND INTERIM CONSTRUCTION LOANS

Mortgage loans, church bonds and interim construction loans on which the accrual of interest had been discontinued amounted to $5,981,465 and $3,901,127 at June 30, 2007 and 2006, respectively. If interest on these mortgage loans, church bonds and interim construction loans had been accrued as earned, interest and fees on loans in the accompanying condensed statements of income would have been increased by approximately $114,000 and $80,000 for the three-month periods ended June 30, 2007 and 2006, respectively. Interest income actually recognized on such loans during 2007 and 2006 was approximately $19,000 and $64,000, respectively.

NOTE 5 – LEGAL CONTINGENCIES

On June 29, 2007, the Trust sold certain property which is located in Bronx, NY.  This property was obtained by the Trust through foreclosure of a defaulted loan held by the Trust.  This property had been the subject of extensive litigation, including a suit by East Wing Construction Co., Inc. ("East Wing") which alleges that East Wing is owed approximately $535,000 for construction and repairs to the property.  In order to close on the sale of the property, the Trust was required to place in escrow with the title company closing the sale of the property the sum of $668,750 relative to this remaining contingent claim. This escrow is included in Other Assets at June 30, 2007. Since the Trust completed its sale of the property, the entire proceeds of the sale have been accounted for in the Trust's financial statements and the gain on the sale in the amount of $508,555 is reflected in Other Income. On August 8, 2007, the Supreme Court of the State of New York, County of Bronx, rendered judgment in favor of the Trust. Barring appeal, management believes this matter has been resolved in favor of the Trust. The amount in escrow will not be released to the Trust until the East Wing litigation is resolved. However, depending upon the outcome of the East Wing claim, the Trust could incur additional expenses relating to this claim.

Other various legal claims arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Trust's financial statements.

This information is an integral part of the accompanying condensed financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Once a loan is placed on non-accrual, the loan will be classified as either “cash basis” or “capital recovery.”  A loan is typically classified as “cash basis” if the Audit Committee believes, based upon several factors, that there is a strong likelihood that the principal of the loan will be recovered, but is concerned that all of the interest will be recovered.  If a loan is classified as “cash basis,” then interest payments received will be applied to interest income.  A loan is typically classified as “capital recovery” if the Audit Committee believes, based upon several factors, that there is a strong likelihood that we may not be able to recover all of the principal balance of the loan.  In the event that a loan is classified as “capital recovery,” then payments received are applied to principal first and then to interest.

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

Other Real Estate Owned.  Other real estate owned (OREO) represents property acquired as a result of a foreclosure of a mortgage note(s) held by the Trust.  OREO is recorded at estimated fair value less cost to sell at date of foreclosure, establishing a new cost basis.  After foreclosure, OREO is carried at the lower of the carrying amount or estimated fair value minus estimated cost to sell.  Impairment losses are charged to operations.  Costs of the foreclosure, insurance and other costs associated with carrying the property are expensed.

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

Management is aggressively pursuing quality new loans, both interim and permanent.   This is evident by the 10% increase in our loan portfolio as of June 30, 2007 as compared to June 30, 2006.

Results of Operations—Three-month period ended June 30, 2007 as compared to three-month period ended June 30, 2006

Our revenues are derived from interest income earned on loans as well as, to a lesser degree, interest earned on church bonds and short-term investments.  During the three-month period ended June 30, 2007, interest income and fees increased by $221,090 (15%) over the three-month period ended June 30, 2006.

The increase in interest income and fees during the three-month period ended June 30, 2007 as compared to the three-month period ended June 30, 2006 was primarily attributable to an increase in the balance of mortgage loans and interim loans.

Interest income on mortgage loans increased from $852,919 during the three-month period ended June 30, 2006 to $1,047,408 during the three-month period ended June 30, 2007, an increase of $194,489 (23%).  Interest income on interim loans increased from $482,516 during the three-month period ended June 30, 2006 to $492,132 for the three-month period ended June 30, 2007, an increase of $9,616 (2%).

Commitment fees earned during the three-month period ended June 30, 2006 as compared to June 30, 2007 increased from $138,870 to $170,156, an increase of $31,286 or 23%.

Contributing to the increase in interest income and fees during the three-month period ended June 30, 2007 as compared to the three-month period ended June 30, 2006 was the increase in the interest rates on our loan portfolio.  The average interest rate on our loans and church bonds increased from 8.01% as of June 30, 2006 to 8.45% as of June 30, 2007, an increase of .44%.

There was a slight increase in the amount of our interim loans from $20,386,201 as of June 30, 2006, to $22,663,483 as of June 30, 2007.  During the same period, there was an increase in mortgage loans and church bonds from $49,747,814 to $55,706,831.  The total mortgage loans, church bonds and interim loans, net of mortgage discounts, held by us increased from $70,085,315 as of June 30, 2006 to $77,318,596 as of June 30, 2007 (10%).

Our net income for the three-month period ended June 30, 2007 was $871,580 ($.09 per share), an increase of $303,589 (53%) as compared to the three-month period ended June 30, 2006.  This increase was attributable to the increase in net interest income and the increase in other income.

Net interest income increased from $882,581 for the three-month period ended June 30, 2006 to $979,233 for the three-month period ended June 30, 2007, an increase of $96,652 (11%).  Other income increased from $20,795 for the three-month period ended June 30, 2006 to $530,966 for the three-month period ended June 30, 2007, an increase of $510,171.

The increase in our net interest income for the three-month period ended June 30, 2007 as compared to the three-month period ended June 30, 2006 was the result of the increase in interest income and fees discussed above and an increase in our net interest rate margin.  The weighted average interest rate on our mortgage loan and church bond portfolio increased from 8.01% for the three-month period ended June 30, 2006 to 8.45% for the three-month period ended June 30, 2007.  The weighted average interest rate on our debt increased from 6.87% for the three-month period ended June 30, 2006 to 6.96% for the three-month period ended June 30, 2007.  This resulted in a .35% increase in our net interest rate margin.

The increase in our other income for the three-month period ended June 30, 2007 as compared to the three-month period ended June 30, 2006 was the result the sale of property in New York that we had obtained through the foreclosure.  The property was pledged as collateral for a loan to UAB of New Christian Life Center prior to foreclosure. On June 29, 2007, we sold this property for an adjusted sales price of $1,025,000. At the time of the sale, this property was recorded on our books at a value of $516,445.  Based on this, we recognized a gain of $508,555 on the sale of this property.

At the time of the sale, we placed $668,750 in an escrow account held by Stewart Title Insurance Company so that Stewart Title Insurance Company would issue a title policy to the buyer of the New York property without an exception for the mechanic’s lien and related lawsuit filed by East Wing Construction Co., Inc.  The amount placed in escrow is equal to 125% of the amount East Wing Construction Co., Inc. claims is owed for repairs to the New York property.  In the event we successfully defend the lawsuit, the funds placed in escrow with Stewart Title Insurance Company will be returned to us.  Otherwise, the funds will be used to satisfy any resulting judgment against us. If this occurs, there may be additional expenses related to this claim. Our New York counsel advises us that the likelihood of having a favorable outcome for us is highly probable.  In fact, in a hearing on August 8, 2007, the court hearing this lawsuit rendered a judgment in our favor and indicated an order would be signed that day.  At this time, we have not received a copy of the signed order.  After the order is filed, unless East Wing Construction Co., Inc. appeals the order within the proper time, we will receive the funds placed in escrow.

Non-performing loans, church bonds and interim loans increased from $3,901,127 as of June 30, 2006 to $5,981,465 as of June 30, 2007, an increase of $2,080,338.  The accrual of interest on these loans has been discontinued.  If interest on these mortgage loans, church bonds and interim loans had been accrued as earned, interest and fees on loans would have been increased by approximately $114,000 and $80,000 for the three-month periods ended June 30, 2007 and 2006, respectively.

General and administrative expenses increased from $323,485 for the three-month period ended June 30, 2006 to $626,919 for the three-month period ended June 30, 2007, an increase of $303,434 or 94%.  This increase is primarily attributable to the expenses related to the New York property previously discussed.  At the time of the sale, we paid $281,250 in expenses related to the property.  These expenses included unpaid water and sewer charges, real estate taxes, as well as transfer taxes associated with the sale of the property.

As of June 30, 2007, 10,217,094 shares of certificates of beneficial interest were outstanding. Net income per share increased from $.06 per share for the three-month period ended June 30, 2006 to $0.09 per share for the three-month ended June 30, 2007.  This increase was attributable to the increase in net interest income and net revenue received from the sale of the New York property previously discussed.

Financial Condition—Three-month period ended June 30, 2007 as compared to year ended March 31, 2007.

Our portfolio of performing mortgage loans and church bonds decreased from $50,487,544 as of March 31, 2007 to $49,773,648 as of June 30, 2007.  Our portfolio of performing interim loans increased during the three-month period ended June 30, 2007 from $18,471,378 to $21,563,483.  Mortgage loans, interim loans and church bonds held by us increased from $74,955,034 as of March 31, 2007 to $77,318,596 as of June 30, 2007, an increase of $2,363,562 (3%).

Nonperforming mortgage loans, church bonds and interim loans decreased from $5,996,112 as of March 31, 2007 to $5,981,465 as of June 30, 2007.   Total performing mortgage loans, church bonds and interim loans increased from $68,958,922 as of March 31, 2007 to $71,337,131 as of June 30, 2007, an increase of $2,378,209 (3%).  Consistent with the increase in loans, total assets increased from $76,364,055 as of March 31, 2007 to $79,050,815 as of June 30, 2007, an increase of $2,686,760 (4%).

Our liabilities increased from $45,280,895 as of March 31, 2007 to $47,709,101 as of June 30, 2007.

Shareholders’ equity increased by $258,554 from March 31, 2007 to June 30, 2007.   This is attributable to the undistributed net income as of June 30, 2007.

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

Our level of liquidity based upon cash and cash equivalents decreased by $16,929 during the three-month period ended June 30, 2007 leaving us with cash and cash equivalents of $78,483 as of June 30, 2007.  During this same period, we invested $11,315,994 in mortgage and interim construction loans using available cash of $95,412, principal payments received on our loan portfolio in the amount of $8,911,520, proceeds from the sale of other real estate owned of $1,025,000 and the excess of $2,233,296 in the amount we borrowed on our notes payable and line of credit over the principal payments we made on our note payable and line of credit.  The total liquidity available to invest in mortgage and interim construction loans was reduced by $613,026 paid in cash dividends during the three-month period ended June 30, 2007 and the net cash used by operating activities in the amount of $257,725.

A substantial portion of our debt obligations outstanding as of June 30, 2007 will mature in the fiscal year ending March 31, 2009.   These debt obligations primarily consist of our bank line of credit and Master Note Agreements.  The line of credit is made pursuant to a Loan Agreement dated January 31, 2006 that provides for a line of credit up to $35,000,000, and is for a term of three years, maturing December 31, 2008.

As of June 30, 2007, our total obligations outstanding were $47,709,101.  The amount owing on the line of credit as of June 30, 2007 was $23,570,000.  It is anticipated that the line of credit will be renewed at the expiration of its three year term.  In the event that the bank elects not to renew the line of credit, we may, under the terms of the loan agreement, retire the line of credit over a period of time, not to exceed five years, equal to the weighted average remaining term of a pool of our real estate lien notes which would be pledged to secure the remaining balance of the bank line of credit.

At June 30, 2007, loans to us under Master Note Agreements, which are in effect unsecured demand notes, totaled $22,273,265.  In the past, we have utilized our bank line of credit and the principal paid to us upon our outstanding loan portfolio in order to meet our maturing obligations.

Although our cash and cash equivalents as of June 30, 2007 were only $78,483, the balance which could be borrowed by us upon our bank line of credit was $11,430,000.  The principal payments scheduled to be received on our loan portfolio for the twelve-month period ending June 30, 2008 and 2009 are $24,093,875 and $4,087,333, respectively.  Assuming all of these scheduled principal payments are received, these payments, together with the balance available to us on our bank line of credit, will not provide us with sufficient funds to meet our maturing obligations and fund loan commitments without the necessity of borrowing funds from other sources.  Based upon our success in obtaining borrowings in the past, we are confident that, should it be necessary, we will be able to obtain additional bank financing in the future in sufficient amounts for us to timely meet all of our obligations.

Should all the scheduled principal payments upon loans not be received, and should we be unable to borrow against our line of credit, and should borrowings from other sources not be available, it would be necessary to sell a portion of our mortgage loan portfolio in order for it to meet all of our financial obligations.  At June 30, 2007, the principal balance of our loan and church bond portfolio was $77,318,596, net of unamortized purchase discounts.  The weighted average interest rate on loans and church bonds was 8.45% per annum.  In view of the normal marketability of conventional loans, we might be required to discount a majority of these loans in order for them to be attractive for purchase.  The principal amount of these loans if discounted to yield a weighted average interest rate of 12%, 14% and 16% would be $54,445,178, $46,667,295, and $40,833,884, respectively.  There is no assurance that we would be able to sell all, or a portion of our portfolio of loans, in which event, it would be necessary to secure a loan, or loans, from a lender in order to meet our financial obligations.  There is no assurance that we would be able to secure a loan in such instance.  We have sold only one of the loans in our mortgage loan portfolio and, therefore, we have limited experience in this area.  Furthermore, if required to discount our loans in excess of 13.7%, then we would not realize sufficient funds from the sale of the loans to retire all of our debt.

Principal payments scheduled to be received upon our permanent loan portfolio during the twelve-month period ending June 30, 2008 and 2009, if not used to fund new loan commitments, would be used to reduce our outstanding indebtedness.  Should we use the payments of principal which shall be received upon our loan portfolio to reduce our outstanding indebtedness, our interest expense will decrease.  In such instance, whether the decrease in the interest income will exceed, or be less than, the decrease in the interest expense will largely be dependent upon the prime rate of interest prevailing at such time due to the fact that the interest to be earned upon our mortgage loan portfolio is generally based upon a fixed rate of interest or a variable rate of interest that periodically reprices, while the interest to be paid by us upon our outstanding debts is directly, or indirectly, tied to the prime rate of interest charged by major domestic banks.

Pursuant to the new agreement with the bank, we have pledged all of our mortgage loans, church bonds and interim construction loans to the bank to secure the line of credit.  The amount owing on the line of credit must not exceed an amount equal to 85% of the outstanding principal amount of the performing mortgage loans and church bonds and 50% of the outstanding principal amount of the performing interim construction loans.  Applying that borrowing limit to our loan portfolio as of June 30, 2007, we can borrow up to the entire

$35,000,000 line of credit limit.  However, during the term of the new loan agreement, we would not have the right to sell our loans, without the bank’s consent, since all of our loans have been pledged to the bank to secure the line of credit.  Therefore, under our new loan agreement, it will be very difficult, if not impossible, to sell our loans to meet our financial obligations.

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

Inflation

At June 30, 2007, the weighted average interest rate on our mortgage loan and church bond portfolio was 8.45% per annum while the weighted average interest rate upon all our borrowings was 6.96% per annum.  Although a majority of the loans constituting our loan portfolio have been made at variable rates of interest that generally reprice either daily, annually, or otherwise periodically, a portion of the loans constituting our loan portfolio have been made at fixed rates of interest and therefore are not subject to being increased or decreased during the term of the loan.  All of our indebtedness is either directly or indirectly tied to the rate of interest charged by major banking institutions and, therefore, is subject to fluctuation.

During periods of inflation, the rate of interest charged by major banking institutions, as well as the interest rate or cost of borrowing money from any lender, generally increases.  Consequently, during an inflationary period our interest expense would increase.  Since our interest income would not increase as rapidly, an increase in our interest expense would decrease our net income.  However, interest income should subsequently increase as variable rate loans reprice.  Should the amount of our loans and the amount of our notes payable and line of credit remain constant, and should the weighted average interest rate upon the indebtedness increase to approximately 13.69% per annum, the interest income and the interest expense of the Trust would be substantially equal.

Under the terms of the line of credit agreement with Amarillo National Bank effective January 1, 2006, the interest rate on our line of credit adjusts in accordance with the lesser of the 30-day, 60-day, 90-day or 180-day London Interbank Offered Rates (“LIBOR”) or the J.P. Morgan Chase & Co. prime rate.  The interest rate on our Master Note Agreements adjusts as and when the Prime Rate as published by the Wall Street Journal changes.  Most of our loans are made on interest rates that are tied to the Prime Rate as published by the Wall Street Journal or a similar index used by major U.S. banking institutions.  Therefore, our cost of funds should be tied to an index that is equal to or less than the index used to price our loan portfolio.

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

Item 4. Controls and Procedures

Our chief executive officer and our senior vice president are charged with making an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(c) or 15(d)-15(e) of the Securities Exchange Act of 1934) as of June 30, 2007.  These controls and procedures are designed to ensure that information required to be disclosed in reports mandated by the Securities Exchange Act of 1934 is recorded, communicated to management, and accurately reported within the required time periods.  Our chief executive officer and senior vice-president have concluded, based upon their evaluation of these controls and procedures as of June 30, 2007, that our disclosure controls and procedures are effective.

There have been no significant changes in our internal controls or in the other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II. Other Information

Item 1.  Legal Proceedings.

None

Item 1A. Risk Factors.

There have been no material changes to the risk factors as disclosed in our Annual Report on Form 10-K for the year ended March 31, 2007.

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

DATE: August 14, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ B.R. McMorries . B.R. McMorries	Chairman of the Board of Trust Managers	8/14/2007

/s/ Larry G. Brown . Larry G. Brown	Vice-Chairman of the Board of Trust Managers	8/14/2007

/s/ Alfred J. Smith . Alfred J. Smith	Secretary of the Board of Trust Managers	8/14/2007

/s/ M. Kelly Archer . M. Kelly Archer	President and CEO	8/14/2007

/s/ Robert E. Fowler . Robert E. Fowler	Senior Vice-President and Chief Financial Officer	8/14/2007

/s/ Jack R. Vincent . Jack R. Vincent	Trust Manager	8/14/2007

/s/ Steven Rogers . Steven Rogers	Trust Manager	8/14/2007

/s/ Michael A. Bahn . Michael A. Bahn	Trust Manager	8/14/2007

/s/ Michael W. Borger . Michael W. Borger	Trust Manager	8/14/2007

Trade Mark and Copyright Notice

Copyright © 2007 by Church Loans & Investments Trust
This report is copyrighted material of
Church Loans & Investments Trust.

Church Loans & Investments Trust is a federally registered service mark of the Trustees of Church Loans & Investments Trust.

The unauthorized use of the trade mark, service mark and copyrights of Church Loans & Investments Trust without the express,
written permission of Church Loans & Investments Trust,
is strictly prohibited. All rights reserved.