Form 10-Q
period 2007-09-30
CHURCH LOANS & INVESTMENTS TRUST
filed 2007-11-14
CIK 20199

United States Securities and Exchange Commission

Washington, D.C. 20549

____________

FORM 10-Q

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2007

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding at November 14, 2007
Shares of beneficial interest, $0.00 par value per share	10,217,094

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
Condensed Balance Sheets (Unaudited)
September 30, 2007 and March 31, 2007

ASSETS
	September 30, 2007	March 31, 2007

CASH AND CASH EQUIVALENTS	$60,792	$95,412
RECEIVABLES
Mortgage loans and church bonds – performing	51,438,728	50,487,544
Interim construction loans – performing	20,761,429	18,471,378
Nonperforming mortgage loans, church bonds and interim construction loans	5,964,334	5,996,112
Less: Allowance for credit losses	(1,786,477)	(1,713,249)
	76,378,014	73,241,785
Accrued interest receivable	575,918	514,175
Notes receivable	3,000	3,000
Net receivables	76,956,932	73,758,960
PROPERTY AND EQUIPMENT, net	218,028	219,060
OTHER REAL ESTATE OWNED	1,735,650	2,252,095
OTHER ASSETS	740,719	38,528
TOTAL ASSETS	$79,712,121	$76,364,055

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Notes payable and line of credit:
Related parties	$5,262,128	$4,718,106
Other	40,667,519	38,891,863
	45,929,647	43,609,969
Accrued interest payable	142,969	122,248
Other	1,578,598	1,548,678
Total liabilities	47,651,214	45,280,895

SHAREHOLDERS’ EQUITY
Shares of beneficial interest, no par value; authorized shares unlimited, 10,223,690 shares issued	29,762,291	29,762,291
Undistributed net income	2,315,106	1,337,359
Treasury shares, at cost (6,596 shares)	(16,490)	(16,490)
Total shareholders’ equity	32,060,907	31,083,160
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$79,712,121	$76,364,055

These condensed financial statements should be read only in connection with the accompanying notes to condensed financial statements.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
Condensed Statements of Income (Unaudited)
Three-month and Six-month periods ended September 30, 2007 and 2006

	Three-month periods ended September 30,		Six-month periods ended September 30,
	2007	2006	2007	2006

INTEREST INCOME AND FEES	$1,972,608	$1,544,685	$3,716,988	$3,067,974

INTEREST EXPENSE	814,037	684,201	1,579,184	1,324,909
Net interest income	1,158,571	860,484	2,137,804	1,743,065

PROVISION FOR CREDIT LOSSES	125,000	-	125,000	-

Net interest income less provision for possible credit losses	1,033,571	860,484	2,012,804	1,743,065

OTHER INCOME	4,836	23,139	535,802	43,935
OTHER OPERATING EXPENSES
General and administrative	308,115	223,563	935,033	547,049
Board of Trust Managers’ fees	11,100	13,300	22,800	25,200
Total other operating expenses	319,215	236,863	957,833	572,249
NET INCOME	$719,192	$646,760	$1,590,773	$1,214,751

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	10,217,094	10,217,094	10,217,094	10,217,094
NET INCOME PER SHARE	$.07	$.06	$.16	$.12
DIVIDENDS PER SHARE	$-	$-	$.06	$.07

These condensed financial statements should be read only in connection with the accompanying notes to condensed financial statements.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
Condensed Statements of Cash Flows (Unaudited)
Six-month periods ended September 30, 2007 and 2006
	Six-month periods ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,590,773	$1,214,751
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,032	1,032
Loss (gain) on sale of other real estate owned	(508,555)	13,317
Amortization of loan discounts	(18,874)	(9,809)
Provision for credit losses	125,000	-
Changes in:
Accrued interest receivable	(61,743)	114,546
Accrued interest payable	20,721	(18,670)
Other liabilities	29,920	140,466
Other, net	(702,191)	(7,965)
Net cash provided by operating activities	476,083	1,447,668

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in mortgage and interim construction loans and church bonds	(22,944,912)	(12,186,481)
Payments received on mortgage and interim construction loans and church bonds	19,702,557	13,160,612
Payments received on notes receivable	-	1,902
Proceeds from sale of other real estate owned	1,025,000	250,607
Net cash provided (used) by investing activities	(2,217,355)	1,226,640

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on notes payable and line of credit	25,860,249	15,621,751
Principal payments on notes payable and line of credit	(23,540,571)	(17,514,095)
Cash dividends	(613,026)	(715,196)
Net cash provided (used) by financing activities	1,706,652	(2,607,540)
Increase (decrease) in cash and cash equivalents	(34,620)	66,768

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	95,412	128,955

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$60,792	$195,723

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,558,463	$1,343,579

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

NOTE 2 - WEIGHTED AVERAGE INTEREST RATES

Weighted average interest rates and net interest rate margins at September 30, 2007 and 2006, were as follows:

	Mortgage loan and church bond portfolio	Total indebtedness	Net interest rate margin
September 30, 2007	8.57%	6.62%	1.95%
September 30, 2006	8.12%	6.96%	1.16%

NOTE 3 - CONTRACTUAL MATURITIES

Scheduled principal payments on mortgage loans, church bonds and interim construction loans and indebtedness (including notes payable) outstanding at September 30, 2007, for the five twelve-month periods subsequent to September 30, 2007, follow:

Twelve-month period ending September 30,	Mortgage loans, church bonds and interim loans	Total Indebtedness
2008	$ 22,932,552	$ 21,791,647
2009	4,407,957	24,138,000
2010	2,799,374	-
2011	2,964,704	-
2012	2,788,989	-

NOTE 4 - MORTGAGE LOANS, CHURCH BONDS AND INTERIM CONSTRUCTION LOANS

Mortgage loans, church bonds and interim construction loans on which the accrual of interest had been discontinued amounted to $5,964,334 and $7,396,491 at September 30, 2007 and 2006, respectively. If interest on these mortgage loans, church bonds and interim construction loans had been accrued as earned, interest and fees on loans in the accompanying condensed statements of income would have been increased by approximately $230,000 and $272,000 for the six-month periods ended September 30, 2007 and 2006, respectively. Interest income actually recognized on such loans during 2007 and 2006 was approximately $19,000 and $208,000, respectively.

NOTE 5 – LEGAL CONTINGENCIES

On June 29, 2007, the Trust sold certain property which is located in Bronx, NY.  This property was obtained by the Trust through foreclosure of a defaulted loan held by the Trust.  This property had been the subject of extensive litigation, including a suit by East Wing Construction Co., Inc. ("East Wing") which alleges that East Wing is owed approximately $535,000 for construction and repairs to the property.  In order to close on the sale of the property, the Trust was required to place in escrow with the title company closing the sale of the property the sum of $668,750 relative to this remaining contingent claim. This escrow is included in Other Assets at September 30, 2007. Since the Trust completed its sale of the property, the entire proceeds of the sale have been accounted for in the Trust's financial statements and the gain on the sale in the amount of $508,555 is reflected in the six-months ended September 30, 2007 Other Income. On August 8, 2007, the Supreme Court of the State of New York, County of Bronx, rendered judgment in favor of the Trust and against East Wing on its claim. On October 4, 2007, the judgment became final and the escrow held by the title company was released to the Trust.

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

Management continues to pursue quality new loans, both interim and permanent.   These efforts resulted in a 12% increase in our loan portfolio as of September 30, 2007 as compared to September 30, 2006.

Results of Operations—Six-month period ended September 30, 2007 as compared to six-month period ended September 30, 2006

Our revenues are derived from interest income earned on loans as well as, to a lesser degree, interest earned on church bonds and short-term investments.  During the six-month period ended September 30,

2007, interest income and fees increased by $649,014 (21%) over the six-month period ended September 30, 2006.

Interest income on mortgage loans increased from $1,680,875 during the six-month period ended September 30, 2006 to $2,214,586 during the six-month period ended September 30, 2007, an increase of $533,711 (32%).  Interest income on interim loans increased slightly from $1,000,347 during the six-month period ended September 30, 2006 to $1,037,749 for the six-month period ended September 30, 2007, an increase of $37,402 (4%).   Interest income on mortgage loans and interim loans increased by $571,113 for the six-month period ended September 30, 2007 as compared to the six-month period ended September 30, 2006, an increase of 21%.

The increase in interest income and fees during the six-month period ended September 30, 2007 as compared to the six-month period ended September 30, 2006 was primarily attributable to an increase in the balance of performing mortgage loans and interim loans and an increase in the weighted average interest rate on our portfolio of loans.

Contributing to this increase in interest income and fees during the six-month period ended September 30, 2007 was the recognition in income of $160,123 in deferred interest and deferred commitment fees from 4 loans.  Deferred interest in the amount of $75,569 was recognized upon the payoff of a loan owing by Victory Presbyterian Church in Los Angeles, California.  Deferred commitment fees totaling $21,062 resulting from two loan payoffs were recognized during the period and $63,492 in commitment fees were recognized as the result of the favorable resolution of certain litigation involving a loan commitment to Ark of Safety Church in Upper Marlboro, Maryland.

The weighted average interest rate on our loans and church bonds increased from 8.12% as of September 30, 2006 to 8.57% as of September 30, 2007.

Performing interim loans increased from $17,779,159 as of September 30, 2006 to $20,761,429 as of September 30, 2007, an increase of $2,982,270 or 17%.  During the same period, there was an increase in performing mortgage loans and church bonds from $44,923,477 as of September 30, 2006 to $51,438,728 as of September 30, 2007.  The total mortgage loans, church bonds and interim loans, net of mortgage discounts, held by us increased from $70,099,127 as of September 30, 2006 to $78,164,491 as of September 30, 2007 (12%).  Furthermore, performing mortgage loans, church bonds, and interim loans increased from $62,702,636 as of September 30, 2006 to $72,200,157 as of September 30, 2007, an increase of $9,497,521 or 15%.

Commitment fees earned during the six-month period ended September 30, 2006 as compared to September 30, 2007 increased from $309,504 to $397,511, an increase of $88,007 or 28%.

Net income for the six-month period ended September 30, 2007 was $1,590,773 ($.16 per share), an increase of $376,022 (31%) as compared to the six-month period ended September 30, 2006.  This increase was primarily attributable to the increase in net interest income and other income.

Net interest income increased from $1,743,065 for the six-month period ended September 30, 2006 to $2,137,804 for the six-month period ended September 30, 2007, an increase of $394,739 (23%).  This increase in our net interest income for the six-month period ended September 30, 2007 as compared to the six-month period ended September 30, 2006 was primarily the result of an increase in our interest income and fees.

The increase in interest income and fees was offset by an increase in our interest expenses.  Our interest expense increased from $1,324,909 for the six-month period ended September 30, 2006 to $1,579,184 for the six-month period ended September 30, 2007, an increase of $254,275 or 19%.  This increase in our interest expense is attributable to the increase in our debt resulting from the funding of the increase in our portfolio of mortgage and interim loans.

The increase in our interest expense caused by the increase in the amount of our debt was somewhat offset by a decrease in the weighted average interest rate on our debt.  The weighted average interest rate on our debt decreased from 6.96% as of September 30, 2006 to 6.62% as of September 30, 2007. Our total liabilities increased from $38,752,835 as of September 30, 2006 to $47,651,214 as of September 30, 2007, an increase of $8,898,379 or 23%.

Non-performing loans, church bonds and interim loans decreased from $7,396,491 as of September 30, 2006 to $5,964,334 as of September 30, 2007, a decrease of $1,432,157.  The accrual of interest on these loans has been discontinued.  If interest on these mortgage loans, church bonds and interim loans had been accrued as earned, interest and fees on loans would have been increased by approximately $272,000 and $230,000 for the six-month periods ended September 30, 2006 and 2007, respectively.  Interest income actually recognized on such loans during 2006 and 2007 was approximately $208,000 and $19,000, respectively.

Also contributing to the increase in net income was an increase in other income.  Other income increased from $43,935 for the six-month period ended September 30, 2006 to $535,802 for the six-month period ended September 30, 2007, an increase of $491,867.

This increase in other income is attributable to the sale of property located in the Bronx, New York obtained as a result of the foreclosure of a defaulted loan.  The property was pledged as collateral for a loan to UAB of New Christian Life Center prior to foreclosure.  On June 29, 2007, we sold this property for an adjusted sales price of $1,025,000. At the time of the sale, this property was recorded on our books at a value of $516,445.  Based on this, we recognized a gain of $508,555 on the sale of this property.

The increase in other income was offset significantly by an increase in general and administrative expenses.  General and administrative expenses increased from $547,049 for the six-month period ended September 30, 2006 to $935,033 for the six-month period ended September 30, 2007, an increase of $387,984 or 71%.  This increase in general and administrative expenses is primarily attributable to the payment of insurance, property taxes, attorney’s fees and other expenses relating to property held as a result of the foreclosure of defaulted loans.

Also decreasing net income was the $125,000 additional provision for credit losses made during the six-month period ended September 30, 2007.  Pursuant to the Audit Committee’s quarterly review of our credit loss reserve, the Audit Committee recommended and the Board of Trust Managers accepted an additional allocation of $125,000 to our provision for credit losses effective for the six-month period ended September 30, 2007. This action was necessary in order to provide adequately for losses on two defaulted loans in which we owned participating interests.

As of September 30, 2007, 10,217,094 shares of certificates of beneficial interest were outstanding. Net income per share increased from $.12 per share for the six-month period ended September 30, 2006 as compared to $.16 per share for the six-month period ended September 30, 2007.  This increase was attributable to the increase in our net income discussed above.

Results of Operations—Three-month period ended September 30, 2007 as compared to three-month period ended September 30, 2006

During the three-month period ended September 30, 2007, interest income and fees increased by $427,923 (28%) over the three-month period ended September 30, 2006.

The increase in interest income and fees during the three-month period ended September 30, 2007 as compared to the three-month period ended September 30, 2006 was primarily attributable to an increase in the balance of mortgage loans and interim loans.

Interest income on mortgage loans increased from $827,956 during the three-month period ended September 30, 2006 to $1,167,178 during the three-month period ended September 30, 2007, an increase of $339,222 (41%).  Interest income on interim loans increased from $517,831 during the three-month period ended September 30, 2006 to $545,617 for the three-month period ended September 30, 2007, an increase of $27,786 (5%).

Commitment fees earned during the three-month period ended September 30, 2006 as compared to September 30, 2007 increased from $170,634 to $227,355, an increase of $56,721 or 33%.

Contributing to the increase in interest income and fees during the three-month period ended September 30, 2007 as compared to the three-month period ended September 30, 2006 was the increase in the interest rates on our loan portfolio.  The average interest rate on our loans and church bonds increased from 8.12% as of September 30, 2006 to 8.57% as of September 30, 2007, an increase of .45%.

There was an increase in the amount of performing interim loans from $17,779,159 as of September 30, 2006, to $20,761,429 as of September 30, 2007. During the same period, there was also an increase in performing mortgage loans and church bonds, net of mortgage discounts, from $44,923,477 to $51,438,728.  Total performing mortgage loans, church bonds and interim loans, net of mortgage discounts, held by us increased from $62,702,636 as of September 30, 2006 to $72,200,157 as of September 30, 2007, a 15% increase.

Our net income for the three-month period ended September 30, 2007 was $719,192 ($.07 per share), an increase of $72,432 (11%) as compared to the three-month period ended September 30, 2006.  This increase was attributable to the increase in net interest income, offset by the additional provision for credit losses and increased operating expenses.

Net interest income increased from $860,484 for the three-month period ended September 30, 2006 to $1,158,571 for the three-month period ended September 30, 2007, an increase of $298,087 (35%).  Other income decreased from $23,139 for the three-month period ended September 30, 2006 to $4,836 for the three-month period ended September 30, 2007, a decrease of $18,303.

The increase in our net interest income for the three-month period ended September 30, 2007 as compared to the three-month period ended September 30, 2006 was the result of the increase in interest income and fees discussed above and an increase in our net interest rate margin.  The weighted average interest rate on our mortgage loan and church bond portfolio increased from 8.12% as of September 30, 2006 to 8.57% as of  September 30, 2007.  The weighted average interest rate on our debt decreased from 6.96% as of September 30, 2006 to 6.62% as of September 30, 2007.  The increase in the weighted average interest rate on our loan portfolio together with the decrease in the weighted average interest rate on our debt resulted in a .79% increase in our net interest rate margin.

General and administrative expenses increased from $223,563 for the three-month period ended September 30, 2006 to $308,115 for the three-month period ended September 30, 2007, an increase of $84,552 or 38%.  This increase is primarily attributable to the expenses related to the property obtained through foreclosures.

Also as mentioned above, net income was diminished by the $125,000 addition to the provision for credit losses recognized for the three-month period ended September 30, 2007.

As of September 30, 2007, 10,217,094 shares of certificates of beneficial interest were outstanding. Net income per share increased from $.06 per share for the three-month period ended September 30, 2006 to $0.07 per share for the three-month ended September 30, 2007.  This increase was attributable to the increase in net interest income.

Financial Condition—September 30, 2007 as compared to March 31, 2007.

Our portfolio of performing mortgage loans and church bonds increased from $50,487,544 as of March 31, 2007 to $51,438,728 as of September 30, 2007.  Our portfolio of performing interim loans increased during the six-month period ended September 30, 2007 from $18,471,378 to $20,761,429.  Mortgage loans, interim loans and church bonds held by us increased from $74,955,034 as of March 31, 2007 to $78,164,491 as of September 30, 2007, an increase of $3,209,457 (4%).

Nonperforming mortgage loans, church bonds and interim loans decreased slightly from $5,996,112 as of March 31, 2007 to $5,964,334 as of September 30, 2007.   Total performing mortgage loans, church bonds and interim loans increased from $68,958,922 as of March 31, 2007 to $72,200,157 as of September 30, 2007, an increase of $3,241,235 (5%).  Consistent with the increase in loans, total assets increased from $76,364,055 as of March 31, 2007 to $79,712,121 as of September 30, 2007, an increase of $3,348,066 (4%).

Our liabilities increased from $45,280,895 as of March 31, 2007 to $47,651,214 as of September 30, 2007.

Shareholders’ equity increased by $977,747 from March 31, 2007 to September 30, 2007.   This is attributable to the undistributed net income as of September 30, 2007, of $2,315,106 as compared to $1,337,359 as of March 31, 2007.

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

Our level of liquidity based upon cash and cash equivalents decreased by $34,620 during the six-month period ended September 30, 2007 leaving us with cash and cash equivalents of $60,792 as of September 30, 2007.  During this same period, we invested $22,944,912 in mortgage and interim construction loans using available cash of $95,412, principal payments received on our loan portfolio in the amount of $19,702,557, proceeds from the sale of other real estate owned of $1,025,000, the excess of $2,319,678 in the amount we borrowed on our notes payable and line of credit over the principal payments we made on our note payable and line of credit and the net cash provided by operating activities in the amount of $476,083.  The total liquidity available to invest in mortgage and interim construction loans was reduced by $613,026 paid in cash dividends during the six-month period ended September 30, 2007.

A substantial portion of our debt obligations outstanding as of September 30, 2007 will mature in the fiscal year ending March 31, 2009.  These debt obligations primarily consist of our bank line of credit and Master Note Agreements.  The line of credit is made pursuant to a Loan Agreement dated January 31, 2006 that provides for a line of credit up to $35,000,000, and is for a term of three years, maturing December 31, 2008.

As of September 30, 2007, our total obligations outstanding were $47,651,214.  The amount owing on the line of credit as of September 30, 2007 was $24,138,000.  It is anticipated that the line of credit will be renewed at the expiration of its three year term.  In the event that the bank elects not to renew the line of credit, we may, under the terms of the loan agreement, retire the line of credit over a period of time, not to exceed five years, equal to the weighted average remaining term of a pool of our real estate lien notes which would be pledged to secure the remaining balance of the bank line of credit.

At September 30, 2007, loans to us under Master Note Agreements, which are in effect unsecured demand notes, totaled $21,791,647.  In the past, we have utilized our bank line of credit and the principal paid to us upon our outstanding loan portfolio in order to meet our maturing obligations.

Although our cash and cash equivalents as of September 30, 2007 were only $60,792, the balance which could be borrowed by us upon our bank line of credit was $10,862,000.  The principal payments scheduled to be received on our loan portfolio for the twelve-month period ending September 30, 2008 and 2009 are $22,932,552 and $4,407,957, respectively.  Assuming all of these scheduled principal payments are received, these payments, together with the balance available to us on our bank line of credit, will not provide us with sufficient funds to meet our maturing obligations and fund loan commitments without the necessity of borrowing funds from other sources.  Based upon our success in obtaining borrowings in the past, we are confident that, should it be necessary, we will be able to obtain additional bank financing in the future in sufficient amounts for us to timely meet all of our obligations.

Should all the scheduled principal payments upon loans not be received, and should we be unable to borrow against our line of credit, and should borrowings from other sources not be available, it would be necessary to sell a portion of our mortgage loan portfolio in order for it to meet all of our financial obligations.  At September 30, 2007, the principal balance of our loan and church bond portfolio was $78,164,491, net of unamortized purchase discounts.  The weighted average interest rate on loans and church bonds was 8.57% per annum.  In view of the normal marketability of conventional loans, we might be required to discount a majority of these loans in order for them to be attractive for purchase.  The principal amount of these loans if discounted to yield a weighted average interest rate of 12%, 14% and 16% would be $55,822,474, $47,847,836, and $41,866,856, respectively.  There is no assurance that we would be able to sell all, or a portion of our portfolio of loans, in which event, it would be necessary to secure a loan, or loans, from a lender in order to meet our financial obligations.  There is no assurance that we would be able to secure a loan in such instance.  We have sold only one of the loans in our mortgage loan portfolio and, therefore, we have limited experience in this area.  Furthermore, if required to discount our loans in excess of 14.1%, then we would not realize sufficient funds from the sale of the loans to retire all of our debt.

Principal payments scheduled to be received upon our permanent loan portfolio during the twelve-month period ending September 30, 2008 and 2009, if not used to fund new loan commitments, would be used to reduce our outstanding indebtedness.  Should we use the payments of principal which shall be received upon our loan portfolio to reduce our outstanding indebtedness, our interest expense will decrease.  In such instance, whether the decrease in the interest income will exceed, or be less than, the decrease in the interest expense will largely be dependent upon the prime rate of interest prevailing at such time due to the fact that the interest to be earned upon our mortgage loan portfolio is generally based upon a fixed rate of interest or a variable rate of interest that periodically reprices, while the interest to be paid by us upon our outstanding debts is directly, or indirectly, tied to the prime rate of interest charged by major domestic banks.

Pursuant to the loan agreement with the bank, we have pledged all of our mortgage loans, church bonds and interim construction loans to the bank to secure the line of credit.  The amount owing on the line of credit must not exceed an amount equal to 85% of the outstanding principal amount of the performing mortgage loans and church bonds and 50% of the outstanding principal amount of the performing interim construction loans.  Applying that borrowing limit to our loan portfolio as of September 30, 2007, we can borrow up to the entire $35,000,000 line of credit limit.  However, during the term of this loan agreement, we would not have the right to sell our loans, without the bank’s consent, since all of our loans have been pledged to the bank to secure the line of credit.  Therefore, under our loan agreement, it will be very difficult, if not impossible, to sell our loans to meet our financial obligations.

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

Inflation

At September 30, 2007, the weighted average interest rate on our mortgage loan and church bond portfolio was 8.57% per annum while the weighted average interest rate upon all our borrowings was 6.62% per annum.  Although a majority of the loans constituting our loan portfolio have been made at variable rates of interest that generally reprice either daily, annually, or otherwise periodically, a portion of the loans constituting our loan portfolio have been made at fixed rates of interest and therefore are not subject to being increased or decreased during the term of the loan.  All of our indebtedness is either directly or indirectly tied to the rate of interest charged by major banking institutions and, therefore, is subject to fluctuation.

During periods of inflation, the rate of interest charged by major banking institutions, as well as the interest rate or cost of borrowing money from any lender, generally increases.  Consequently, during an inflationary period our interest expense would increase.  Since our interest income would not increase as rapidly, an increase in our interest expense would decrease our net income.  However, interest income should subsequently increase as variable rate loans reprice.  Should the amount of our loans and the amount of our notes payable and line of credit remain constant, and should the weighted average interest rate upon the indebtedness increase to approximately 14.06% per annum, the interest income and the interest expense of the Trust would be substantially equal.

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

Item 4. Controls and Procedures

Our chief executive officer and our senior vice president are charged with making an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(c) or 15(d)-15(e) of the Securities Exchange Act of 1934) as of September 30, 2007.  These controls and procedures are designed to ensure that information required to be disclosed in reports mandated by the Securities Exchange Act of 1934 is recorded, communicated to management, and accurately reported within the required time periods.  Our Chief Executive Officer and Senior Vice-President have concluded, based upon their evaluation of these controls and procedures as of September 30, 2007, that our disclosure controls and procedures are effective.

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

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

The annual meeting of shareholders of the Trust was held on August 28, 2007.  At such meeting, each of the individuals named below was elected to the Board of Trust Managers of the Trust to serve until the next annual meeting of the shareholders of the Trust:

	Number of Shares
	For	Against
B.R. McMorries	6,209,550	27,432
Larry G. Brown	6,229,550	7,432
Jack R. Vincent	6,229,550	7,432
Steven Rogers	6,199,974	37,008
Michael A. Bahn	6,198,376	38,606
Alfred J. Smith	6,229,550	7,432
Michael W. Borger	6,227,952	9,030

Additionally, shareholders voted to ratify Clifton Gunderson LLP as auditors for the year ending March 31, 2008 as follows:

For	6,178,700
Against	1,105
Abstain	57,177

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHURCH LOANS & INVESTMENTS TRUST

By:	__/s/ Kelly Archer ____________
Kelly Archer President and CEO
Date:	November 14, 2007

By:	__/s/ Robert E. Fowler____________
Robert E. Fowler Chief Financial Officer (Principal Financial Officer)
Date:	November 14, 2007

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