Form 10-Q
period 2007-12-31
CHURCH LOANS & INVESTMENTS TRUST
filed 2008-02-14
CIK 20199

United States Securities and Exchange Commission

Washington, D.C. 20549
____________

FORM 10-Q

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2007

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
____________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding at February 14, 2008
Shares of beneficial interest, $0.00 par value per share	10,217,094

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
Condensed Balance Sheets (Unaudited)
December 31, 2007 and March 31, 2007

ASSETS
	December 31, 2007	March 31, 2007

CASH AND CASH EQUIVALENTS	$-	$95,412
RECEIVABLES
Mortgage loans and church bonds – performing	49,688,730	50,487,544
Interim construction loans – performing	16,103,850	18,471,378
Nonperforming mortgage loans, church bonds and interim construction loans	5,947,875	5,996,112
Less: Allowance for credit losses	(1,786,477)	(1,713,249)
	69,953,978	73,241,785
Accrued interest receivable	608,734	514,175
Notes receivable	2,000	3,000
Net receivables	70,564,712	73,758,960
PROPERTY AND EQUIPMENT, net	217,512	219,060
OTHER REAL ESTATE OWNED	1,735,650	2,252,095
OTHER ASSETS	60,696	38,528
TOTAL ASSETS	$72,578,570	$76,364,055

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Notes payable and line of credit:
Related parties	$5,026,247	$4,718,106
Other	32,824,544	38,891,863
	37,850,791	43,609,969
Overdraft payable	226,806	-
Accrued interest payable	85,886	122,248
Dividends payable	2,554,274	-
Other	1,426,150	1,548,678
Total liabilities	42,143,907	45,280,895

SHAREHOLDERS’ EQUITY
Shares of beneficial interest, no par value; authorized shares unlimited, 10,223,690 shares issued	29,762,291	29,762,291
Undistributed net income	688,862	1,337,359
Treasury shares, at cost (6,596 shares)	(16,490)	(16,490)
Total shareholders’ equity	30,434,663	31,083,160
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$72,578,570	$76,364,055
These condensed financial statements should be read only in connection with the accompanying notes to condensed financial statements.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
Condensed Statements of Income (Unaudited)
Three-month and Nine-month periods ended December 31, 2007 and 2006

	Three-month periods ended December 31,		Nine-month periods ended December 31,
	2007	2006	2007	2006

INTEREST INCOME AND FEES	$1,871,697	$1,622,839	$5,588,684	$4,690,813

INTEREST EXPENSE	682,180	713,464	2,261,364	2,038,374
Net interest income	1,189,517	909,375	3,327,320	2,652,439

PROVISION FOR CREDIT LOSSES	-	-	125,000	-

Net interest income less provision for possible credit losses	1,189,517	909,375	3,202,320	2,652,439

OTHER INCOME	12,773	105,156	548,576	149,091
OTHER OPERATING EXPENSES
General and administrative	262,659	263,924	1,197,693	810,972
Board of Trust Managers’ fees	11,600	12,500	34,400	37,700
Total other operating expenses	274,259	276,424	1,232,093	848,672
NET INCOME	$928,031	$738,107	$2,518,803	$1,952,858

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	10,217,094	10,217,094	10,217,094	10,217,094
NET INCOME PER SHARE	$.09	$.07	$.25	$.19
DIVIDENDS PER SHARE	$.25	$.18	$.31	$.25

These condensed financial statements should be read only in connection with the accompanying notes to condensed financial statements.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
Condensed Statements of Cash Flows (Unaudited)
Nine-month periods ended December 31, 2007 and 2006
	Nine-month periods ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,518,803	$1,952,858
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,548	1,548
Loss (gain) on sale of other real estate owned	(508,555)	13,317
Amortization of loan discounts	(25,444)	(12,963)
Provision for credit losses	125,000	-
Changes in:
Accrued interest receivable	(94,559)	31,948
Accrued interest payable	(36,362)	12,102
Other liabilities	(122,528)	169,431
Other, net	(22,168)	(17,417)
Net cash provided by operating activities	1,835,735	2,150,824

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in mortgage and interim construction loans and church bonds	(26,732,283)	(25,513,409)
Payments received on mortgage and interim construction loans and church bonds	29,920,534	18,194,148
Payments received on notes receivable	1,000	1,902
Proceeds from sale of other real estate owned	1,025,000	250,607
Net cash provided (used) by investing activities	4,214,251	(7,066,752)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on notes payable and line of credit	31,511,018	29,891,043
Principal payments on notes payable and line of credit	(37,270,196)	(24,130,165)
Overdraft payable	226,806	-
Cash dividends	(613,026)	(715,196)
Net cash provided (used) by financing activities	(6,145,398)	5,045,682
Increase (decrease) in cash and cash equivalents	(95,412)	129,754

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	95,412	128,955

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$258,709

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$2,297,726	$2,026,272
Dividends declared, not paid	$2,554,274	$1,893,077
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

NOTE 2 - WEIGHTED AVERAGE INTEREST RATES

Weighted average interest rates and net interest rate margins at December 31, 2007 and 2006, were as follows:

	Mortgage loan and church bond portfolio	Total indebtedness	Net interest rate margin
December 31, 2007	8.51%	6.35%	2.16%
December 31, 2006	8.35%	6.98%	1.37%

NOTE 3 - CONTRACTUAL MATURITIES

Scheduled principal payments on mortgage loans, church bonds and interim construction loans and indebtedness (including notes payable) outstanding at December 31, 2007, for the five twelve-month periods subsequent to December 31, 2007, follow:

Twelve-month period ending December 31,	Mortgage loans, church bonds and interim loans	Total Indebtedness
2008	$ 19,850,129	$ 37,850,791
2009	2,525,423	-
2010	2,670,484	-
2011	2,811,271	-
2012	2,511,673	-

NOTE 4 - MORTGAGE LOANS, CHURCH BONDS AND INTERIM CONSTRUCTION LOANS

Mortgage loans, church bonds and interim construction loans on which the accrual of interest had been discontinued amounted to $5,947,875 and $7,369,163 at December 31, 2007 and 2006, respectively. If interest on these mortgage loans, church bonds and interim construction loans had been accrued as earned, interest and fees on loans in the accompanying condensed statements of income would have been increased by approximately $346,000 and $492,000 for the nine-month periods ended December 31, 2007 and 2006, respectively. Interest income actually recognized on such loans during 2007 and 2006 was approximately $128,000 and $220,000, respectively.

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

Other Real Estate Owned.  Other real estate owned (OREO) represents property acquired as a result of a foreclosure of a mortgage note(s) held by the Trust.  OREO is recorded at estimated fair value less the cost to sell at date of foreclosure, establishing a new cost basis.  After foreclosure, OREO is carried at the lower of the carrying amount or estimated fair value minus estimated cost to sell.  Impairment losses are charged to operations.  Costs of the foreclosure, insurance and other costs associated with carrying the property are expensed.

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

Results of Operations—Nine-month period ended December 31, 2007 as compared to nine-month period ended December 31, 2006

Our revenues are derived from interest income and fees earned on loans as well as, to a lesser degree, interest earned on church bonds and short-term investments.  During the nine-month period ended December 31, 2007, interest income and fees increased by $897,871 (19%) over the nine-month period ended December 31, 2006.

The increase in interest income and fees for the nine-month period ended December 31, 2007 as compared to the nine-month period ended December 31, 2006 was primarily attributable to an increase in the loan portfolio during a majority of this period, an increase in the weighted average interest rate on our portfolio of loans and the recognition in income of deferred interest and deferred commitment fees from several loans that were paid in full during the period.

The components of our interest income and fees during the nine-month period ended December 31, 2007 as compared to the nine-month period ended December 31, 2006 is as follows:

Table 1 – Interest Income and Fees

For the Nine Months Ended 12/31/07		For the Nine Months Ended 12/31/06	Increase (Decrease)
Interest income:

Mortgage loans	$3,343,327	$2,558,499	$784,828

Interim loans	1,505,614	1,563,442	(57,828)

Commitment fees	635,681	468,422	167,259

Other income and fees	104,062	100,450	3,612

Total	$5,588,684	$4,690,813	$897,871

The increase in total interest income on mortgage loans and interim loans represents an increase of 18%.

The following table compares our portfolio of loans, net of mortgage discounts, as of December 31, 2007 to December 31, 2006:

Table 2 – Mortgage Loans, Church Bonds and Interim Loans as of December 31, 2007 and 2006

Type of Loan	12/31/07	12/31/06	Increase (Decrease)

Total Mortgage and church bonds	$54,536,605	$50,402,959	$ 4,133,646

Performing mortgage and church bonds	49,688,730	45,873,796	3,814,934

Total Interim loans	17,203,850	27,992,714	(10,788,864)

Performing interim loans	16,103,850	25,152,714	(9,048,864)

Total loan portfolio	71,740,455	78,395,673	(6,655,218)

Total performing loan portfolio	65,792,580	71,026,510	(5,233,930)

Although, the amount of our mortgage loans, church bonds and interim loans decreased as of December 31, 2007 as compared to December 31, 2006, most of that decrease occurred during the three-month period ended December 31, 2007.  As of September 30, 2007, total mortgage loans, church bonds and interim loans were $78,164,491 as compared to $71,740,455 as of December 31, 2007, a decrease of $6,424,036.  Most of this is the result of a decrease in the amount of interim loans.  Interim loans decreased from $21,861,429 as of September 30, 2007 to $17,203,850 as of December 31, 2007, a decrease of $4,657,579.  Mortgage loans exclusive of church bonds and before purchase discounts decreased from $57,245,714 to $55,472,688 during this same period.  Most of this decrease in mortgage loans actually occurred during the month of December 2007 as a result of the payoffs of several mortgage loans.  Mortgage loans as of November 31, 2007 were $57,162,901 as compared to $55,472,688 as of December 31, 2007, a decrease of $1,690,213.

Therefore, although the total amount of mortgage loans, church bonds and interim loans decreased as of December 31, 2007 as compared to December 31, 2006, for most of the nine-month period ended December 31, 2007, the amount of our loan portfolio was at levels actually higher than during the nine-month period ended December 31, 2006.  This increase resulted in the increase in interest income and fees for the period ended December 31, 2007.

In fact, the average amount of the portfolio by each month during the period ended December 31, 2007 was $76,085,683 as compared to $72,520,268 for each month during the period ended December 31, 2006.  See Table 3 below.

Table 3 – Month-End Portfolio Values

Month	2007	2006	Difference

April	$76,633,365	$71,229,693	$5,403,672
May	74,402,362	70,033,131	4,369,231
June	77,318,596	70,085,315	7,233,281
July	77,050,258	73,924,739	3,125,519
August	78,632,092	72,284,878	6,347,214
September	78,164,491	70,099,127	8,065,364
October	76,550,786	69,749,027	6,801,759
November	74,278,746	76,880,831	(2,602,085)
December	71,740,455	78,395,673	(6,655,218)

Monthly Average:	$76,085,683	$72,520,268	$3,565,415

The weighted average interest rate on our loans and church bonds increased from 8.35% as of December 31, 2006 to 8.51% as of December 31, 2007.

Included in interest income and fees for the nine-month period ended December 31, 2007 was $255,068 in deferred interest and deferred commitment fees resulting from 7 loan payoffs as well as the favorable resolution of certain litigation involving a loan commitment.

Commitment fees earned during the nine-month period ended December 31, 2007 were $635,681 as compared to $468,422 for the nine-month period ended December 31, 2006, an increase of $167,259 or 36%. Included in the commitment fees for the nine-month period ended December 31, 2007 are the deferred commitment fees referred to above.

Net income for the nine-month period ended December 31, 2007 was $2,518,803 ($.25 per share), an increase of $565,945 (29%) as compared to the nine-month period ended December 31, 2006.  This increase was primarily attributable to the increase in net interest income and to an increase in other income.

Net interest income increased from $2,652,439 for the nine-month period ended December 31, 2006 to $3,327,320 for the nine-month period ended December 31, 2007, an increase of $674,881 (25%).  This increase in our net interest income for the nine-month period ended December 31, 2007 as compared to the nine-month period ended December 31, 2006 was primarily the result of an increase in our interest income and fees.

Our total liabilities decreased from $48,304,871 as of December 31, 2006 to $42,143,907 as of December 31, 2007.  Furthermore, the weighted average interest rate on our debt decreased from 6.98% as of December 31, 2006 to 6.35% as of December 31, 2007.  However, our interest expense increased from $2,038,374 for the nine-month period ended December 31, 2006 to $2,261,364 for the nine-month period ended December 31, 2007, an increase of $222,990 or 11%.

This increase in our interest expense is attributable a higher weighted average interest rates on our debt and higher liabilities during most of the nine-month period ended December 31, 2007 as compared to the same period ended December 31, 2006.

Although interest rates during the three-month period ended as of December 31, 2007 have decreased as compared to the three-month period ended as of December 31, 2006, interest rates during the six-month period ended September 30, 2007 increased as compared to the six-month period ended September 30, 2006.  The following table sets forth the weighted average interest rates on our debt for each month during the nine-month period ended December 31, 2007 as compared to same period ending December 31, 2006:

Table 4 - Weighted Average Interest Rates on All Debt For Each Month in the Nine-Month Period Ended December 31, 2007 and December 31, 2006

Month	2007	2006	Difference

April	6.96	6.64	.32
May	6.96	6.64	.32
June	6.96	6.75	.21
July	6.96	6.73	.23
August	6.96	6.75	.21
September	7.13	6.96	.17
October	6.60	6.96	(.36)
November	6.27	6.96	(.69)
December	6.35	6.98	(.63)

As evidenced above, the weighted average interest rate on our debt was actually higher during most of the nine-month period ended December 31, 2007 as compared to the nine-month period ended December 31, 2006.

Furthermore, although our liabilities as of December 31, 2007 are less than as of December 31, 2006, during most of the nine-month period ended December 31, 2007, our liabilities were greater than most of the nine-month period ended December 31, 2006.   The following table illustrates the average month end liabilities for the nine-month period ended December 31, 2007 as compared to the same period ended December 31, 2006:

Table 5 - Month End Total Liabilities for Each Month in the Nine-Month Period Ended December 31, 2007 and December 31, 2006

Month	2007	2006	Difference

April	$47,284,800	$40,992,486	$6,292,314
May	44,867,392	39,568,409	5,298,983
June	47,709,101	39,765,951	7,943,150
July	47,063,265	42,868,388	4,194,877
August	48,301,384	40,972,473	7,328,911
September	47,651,214	38,752,834	8,898,380
October	44,946,863	38,084,238	6,862,625
November	42,493,993	45,957,216	(3,463,223)
December	42,143,907	48,304,871	(6,160,694)

Monthly Average:	$45,829,102	$41,696,318	$4,132,784

Non-performing loans, church bonds and interim loans decreased from $7,369,163 as of December 31, 2006 to $5,947,875 as of December 31, 2007, a decrease of $1,421,288.  The accrual of interest on these loans has been discontinued.  If interest on these mortgage loans, church bonds and interim loans had been accrued as earned, interest and fees on loans would have been increased by approximately $346,000 and $492,000 for the nine-month periods ended December 31, 2007 and 2006, respectively.  Interest income actually recognized on such loans during 2007 and 2006 was approximately $128,000 and $220,000, respectively.

General and administrative expenses increased from $810,972 for the nine-month period ended December 31, 2006 to $1,197,693 for the nine-month period ended December 31, 2007, an increase of $386,721 or 48%.  This increase in general and administrative expenses is primarily attributable to the payment of insurance, property taxes, attorney’s fees and other expenses relating to property held as a result of the foreclosure of defaulted loans.

Other income increased from $149,091 for the nine-month period ended December 31, 2006 to $548,576 for the nine-month period ended December 31, 2007, an increase of $399,485.  Contributing to this increase is the recognition of gain of $508,555 from the sale of property located in Bronx, NY that was obtained through foreclosure of a defaulted loan.

Also decreasing net income was the $125,000 additional provision for credit losses made during the nine-month period ended December 31, 2007.  Pursuant to the Audit Committee’s quarterly review of the credit loss reserve, the Audit Committee recommended and the Board of Trust Managers accepted an additional allocation of $125,000 to our provision for credit losses effective for the nine-month period ended December 31, 2007.  This action was necessary in order to provide adequately for losses on two defaulted loans in which we owned participating interests.

As of December 31, 2007, 10,217,094 shares of certificates of beneficial interest were outstanding. Net income per share increased from $.19 per share for the nine-month period ended December 31, 2006 as compared to $.25 per share for the nine-month period ended December 31, 2007.  This increase was attributable to the increase in our net income discussed above.

Results of Operations—Three-month period ended December 31, 2007 as compared to three-month period ended December 31, 2006.

During the three-month period ended December 31, 2007, interest income and fees increased by $248,858 (15%) as compared to the three-month period ended December 31, 2006.

This increase was attributable to an increase in interest income from mortgage loans and an increase in commitment fees.

Interest income from mortgage loans increased from $877,624 for the three-month period ended December 31, 2006 to $1,128,741 for the three-month period ended December 31, 2007.  This increase was offset by a decrease in interest income from interim loans of $95,230 for the three-month period ended December 31, 2007 as compared to the same period ended December 31, 2006.

Contributing to the increase in interest income on our loan portfolio was the 16 basis point increase in the weighted average interest rates on our loan portfolio as of December 31, 2007 as compared to December 31, 2006.

Commitment fee income increased from $158,918 for the three-month period ended December 31, 2006 to $238,170 for the three-month period ended December 31, 2007.  This is an increase of $79,252 or 50%.  Included in commitment fee income for the three-month period ended December 31, 2007 is the recognition in income of deferred commitment fees of $94,945 from three loans that were paid off in full during this period.

Net interest income and net income for the three-month period ended December 31, 2007 as compared to the three-month period ended December 31, 2006 was as follows:

Table 6 – Net Interest Income and Net Income for the Three-Month Period Ended December 31, 2007 and 2006

	For the Three Months Ended 12/31/07	For the Three Months Ended 12/31/06	Increase (Decrease)

Net Interest Income	$ 1,189,517	$ 909,375	$ 280,142

Net Income	928,031	738,107	189,924

Net income for the three-month period ended December 31, 2007 was $.09 per share as compared to $.07 per share for the three-month period ended December 31, 2006.  This increase in net income is primarily the result of the increase in net interest income.    The increase in net interest income was primarily attributable to the increase in interest income and fees and to a decrease in interest expense.

Interest expense decreased from $713,464 for the three-month period ended December 31, 2006 to $682,180 for the three-month period ended December 31, 2007, a decrease of $31,284 or 4%.  The decrease in our interest expense is attributable to the decrease in the weighted average interest rate on our debt (see Table 4) and the decrease in the amount of our interest bearing liabilities during most of this period (see Table 5).  The average monthly liabilities for the three-month period ended December 31, 2007 was $43,194,921 as compared to $44,115,442 for the same period ended December 31, 2006.

General and administrative expenses decreased slightly from $263,924 for the three-month period ended December 31, 2006 to $262,659 for the three-month period ended December 31, 2007.

Financial Condition — December 31, 2007 as compared to March 31, 2007

Our portfolio of loans as of December 31, 2007 as compared to March 31, 2007 is summarized as follows:

Table 7 – Mortgage Loans, Church Bonds and Interim Loans as of December 31, 2007 as Compared to March 31, 2007

Type of Loan	12/31/07	3/31/07	Increase (Decrease)

Performing mortgage and church bonds	49,688,730	50,487,544	(798,814)

Performing interim loans	16,103,850	18,471,378	(2,367,528)

Total loan portfolio	71,740,455	74,955,034	(3,214,579)

Total performing loan portfolio	65,792,580	68,958,922	(3,166,342)

Consistent with the decrease in total mortgage loans, interim loans, and church bonds, total assets decreased from $76,364,055 as of March 31, 2007 to $72,578,570 as of December 31, 2007, a decrease of $3,785,485 (5%).

Nonperforming mortgage loans, church bonds and interim loans decreased from $5,996,112 as of March 31, 2007 to $5,947,875 as of December 31, 2007.  Management believes that there is sufficient collateral securing our non-performing loans such that management does not reasonably expect to realize a loss on such loans that has not been adequately reserved for in our allowance for credit losses.  Management and the audit committee will continue to monitor these loans and, if necessary, will recommend to the Board of Trust Managers that additional allowances be made.

Our liabilities decreased from $45,280,895 as of March 31, 2007 to $42,143,907 as of December 31, 2007, a decrease of 7%.

Shareholders’ equity decreased by $648,497 from March 31, 2007 to December 31, 2007.

A dividend was declared at the December 2007 meeting of the Board of Trust Managers for shareholders of record as of December 31, 2007.  This dividend was $.25 per share or $2,554,274 and is reported as a liability at December 31, 2007.

In order to maintain our status as a real estate investment trust under the applicable provisions of the Internal Revenue Code, among other things, we are required to distribute at least 90% of our taxable income to our shareholders through dividends each year.  Furthermore, we are required to pay dividends of at least 85% of our calendar year undistributed taxable income by February 1 or be subject to a special federal excise tax of 4% of the undistributed amount.

Therefore, the dividend declared in December 2007 of $2,554,274 slightly exceeded our net income as reflected in the Condensed Statements of Income (Unaudited) for the nine-month period ended December 31, 2007.  However, this dividend represents 90.58% of our taxable net income for the calendar year ended December 31, 2007.  Assuming normal operating results for the last quarter of our fiscal year, the total dividends for the fiscal year ending March 31, 2008 may exceed the net income reported in our Condensed Statements of Income for such period.

Estimated net taxable income for the nine-month period ended December 31, 2007 was $2,820,031 as compared to net book income of $2,518,803 for the same period, a difference of $301,228.  This difference resulted from the payment in full during this period of three loans for which specific allocations to bad debt expense for income tax purposes had been made in prior periods.  The additional taxable income recognized by these pay offs was somewhat offset by an additional allocation to bad debt expense for income tax purposes during the nine-month period ended December 31, 2007 in regard to two other loans that are in default and for which the properties securing the loans have been sold.

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

Our level of liquidity based upon cash and cash equivalents decreased by $95,412 during the nine-month period ended December 31, 2007 leaving us with cash and cash equivalents of $0 as of December 31, 2007.  During this same period, we invested $26,732,283 in mortgage and interim construction loans using available cash of $95,412, net cash provided by operating activities in the amount of $1,835,735, principal payments received on our loan portfolio and other notes receivable in the amount of $29,920,534, payments received on notes receivable in the amount of $1,000, and proceeds received from the sale of other real estate of approximately $1,025,000.  The total liquidity available to invest in mortgage and interim construction loans was reduced by net borrowings on our bank line of credit and Master Note agreements in the amount of $5,759,178, an overdraft payable of $226,806 and by $613,026 paid in cash dividends during the nine-month period ended December 31, 2007.

A substantial portion of our debt obligations outstanding as of December 31, 2007, will mature in 2008.   These debt obligations primarily consist of our bank line of credit and Master Note Agreements.  The line of credit is made pursuant to a Loan Agreement dated January 31, 2006 that provides for a line of credit up to $35,000,000, and is for a term of three years, maturing December 31, 2008.

As of December 31, 2007, our total obligations outstanding were $42,143,907.  The amount owing on the line of credit as of December 31, 2007 was $14,938,000.  It is anticipated that the line of credit will be renewed at the expiration of its three year term.  In the event that the bank elects not to renew the line of credit, we may, under the terms of the loan agreement, retire the line of credit over a period of time, not to exceed five years, equal to the weighted average remaining term of a pool of our real estate lien notes which would be pledged to secure the remaining balance of the bank line of credit.

At December 31, 2007, loans to us under Master Note Agreements, which are in effect unsecured demand notes, totaled $22,912,791.  In the past, we have utilized our bank line of credit and the principal paid to us upon our outstanding loan portfolio in order to meet our maturing obligations.

Although our cash and cash equivalents as of December 31, 2007 were $0, the balance which could be borrowed by us upon our bank line of credit was $20,062,000.  The principal payments scheduled to be received on our loan portfolio for the twelve-month period ending December 31, 2008 are $19,850,129.  Assuming all of these scheduled principal payments are received, these payments, together with the balance available to us on our bank line of credit, will be slightly less than our total maturing liabilities during this time period.  Therefore, it may be necessary to borrow additional funds to pay our obligations and fund loan commitments.  Based upon our success in obtaining borrowings in the past, we are confident that, should it be necessary, we will be able to obtain additional bank financing in the future in sufficient amounts for us to timely meet all of our obligations.

Should all the scheduled principal payments upon loans not be received, and should we be unable to borrow against our line of credit, and should borrowings from other sources not be available, it would be necessary to sell a portion of our mortgage loan portfolio in order to meet all of our financial obligations.  At December 31, 2007, the principal balance of our loan and church bond portfolio was $71,740,455, net of unamortized purchase discounts.  The weighted average interest rate on loans and church bonds was 8.51% per annum.  In view of the normal marketability of conventional loans, we might be required to discount a majority of these loans in order for them to be attractive for purchase.  The principal amount of these loans if discounted to yield a weighted average interest rate of 12%, 14% and 16% would be $50,875,942, $43,607,950, and $38,150,706 respectively.  There is no assurance that we would be able to sell all, or a portion of our portfolio of loans, in which event, it would be necessary to secure a loan, or loans, from a lender in order to meet our financial obligations.  There is no assurance that we would be able to secure a loan in such instance.  We have sold only one of the loans in our mortgage loan portfolio and, therefore, we have limited experience in this area.

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

Pursuant to the January 31, 2006 agreement with the bank, we have pledged all of our mortgage loans, church bonds and interim construction loans to the bank to secure the line of credit.  The amount owing on the line of credit must not exceed an amount equal to 85% of the outstanding principal amount of the performing mortgage loans and church bonds and 50% of the outstanding principal amount of the performing interim construction loans.  Applying that borrowing limit to our loan portfolio as of December 31, 2007, we can borrow up to the entire $35,000,000 line of credit limit.  However, during the term of the new loan agreement, we would not have the right to sell our loans, without the bank’s consent, since all of our loans have been pledged to the bank to secure the line of credit.  Therefore, under our new loan agreement, it will be very difficult, if not impossible, to sell our loans to meet our financial obligations.

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

Inflation

At December 31, 2007, the weighted average interest rate on our mortgage loan and church bond portfolio was 8.51% per annum while the weighted average interest rate upon all our borrowings was 6.35% per annum.  Although a majority of the loans constituting our loan portfolio have been made at variable rates of interest that generally reprice either daily, annually, or otherwise periodically, a portion of the loans constituting our loan portfolio have been made at fixed rates of interest and, therefore, are not subject to being increased or decreased during the term of the loan.  All of our indebtedness is either directly or indirectly tied to the rate of interest charged by major banking institutions and, therefore, is subject to fluctuation.

Until recently, interest rates were rising and, therefore, we were experiencing a gradual re-pricing of our mortgage loans.  This re-pricing together with the decrease in our cost of funds during the three-month period ended December 31, 2007 has resulted in an increase in the spread between the weighted average interest rate on our mortgage loans and church bond portfolio and the weighted average interest rate upon our debt from 1.37% as of December 31, 2006 to 2.16% as of December 31, 2007.

The following table illustrates the spread between the weighted average interest rates on our portfolio of loans (“Interest Income”) and the weighted average interest rates on our debt (“Interest Cost”) on a monthly basis:

Table 8- Interest Rate Spread

Month	Interest Income	Interest Cost	Spread

April	8.31	6.96	1.35
May	8.37	6.96	1.41
June	8.45	6.96	1.49
July	8.49	6.96	1.53
August	8.57	6.96	1.61
September	8.57	7.13	1.44
October	8.51	6.60	1.91
November	8.54	6.27	2.27
December	8.51	6.35	2.16

Our interim loans re-price daily and are not subject to a variable interest rate margin.

During periods of inflation, the rate of interest charged by major banking institutions, as well as the interest rate or cost of borrowing money from any lender, generally increases.  Consequently, during an inflationary period our interest expense would increase.  Since our interest income would not increase as rapidly, an increase in our interest expense would decrease our net income.  However, interest income should subsequently increase as variable rate loans reprice.  Should the amount of our loans and the amount of our notes payable and line of credit remain constant, and should the weighted average interest rate upon the indebtedness increase to approximately 15.51% per annum, our interest income and interest expense would be substantially equal.

Under the terms of the line of credit agreement with Amarillo National Bank effective January 1, 2006, the interest rate on our line of credit adjusts, at our option, in accordance with the 30-day, 60-day, 90-day or 180-day London Interbank Offered Rates (“LIBOR”) or the J.P. Morgan Chase & Co. prime rate.  The interest rate on our Master Note Agreements adjusts monthly as and when the Prime Rate as published by the Wall Street Journal changes.  Most of our loans are made on interest rates that are tied to the Prime Rate as published by the Wall Street Journal or a similar index used by major U.S. banking institutions.  Therefore, our cost of funds should be tied to an index that is equal to or less than the index used to price our loan portfolio.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer are charged with making an evaluation of our disclosure controls and procedures.  These controls and procedures are designed to ensure that information required to be disclosed in reports mandated by the Securities Exchange Act of 1934 is recorded, communicated to management, and accurately reported within the required time periods.  Our Chief Executive Officer and Chief Financial Officer have concluded, based upon their evaluation of these controls and procedures as of December 31, 2007, that our disclosure controls and procedures are effective.

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

(11)	Statement regarding computation of per share earnings-omitted since information necessary to make the computation is included in the Financial Statements.
(15)	None
(18)	None
(19)	None
(22)	None
(23)	None
(24)	None
(31.1)	Certification of President (Principal Executive Officer and CEO) Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).
(31.2)	Certification of Senior Vice-President and CFO (Principal Financial Officer) Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).
(32)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHURCH LOANS & INVESTMENTS TRUST

By:	/s/ Kelly Archer
Kelly Archer President and CEO
Date:	February 14, 2008

By:	/s/ Robert E. Fowler
Robert E. Fowler Chief Financial Officer (Principal Financial Officer)
Date:	February 14, 2008

Trade Mark and Copyright Notice

Copyright © 2008 by Church Loans & Investments Trust
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

EXHIBIT 31.1 CERTIFICATION OF PRESIDENT (PRINCIPAL EXECUTIVE OFFICER AND CEO) PURSUANT TO EXCHANGE ACT RULE 13a-14(a)/15d-14(a)

I, Kelly Archer, President and Chief Executive Officer of Church Loans & Investments Trust, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Church Loans & Investments Trust;

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

(a)

Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

(b)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this Quarterly Report based on such evaluation; and

(c)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s Board of Trust Managers:

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

	(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

		By:	/s/ Kelly Archer
Kelly Archer President and CEO
		Date:	February 14, 2008

EXHIBIT 31.2 CERTIFICATION OF SENIOR VICE-PRESIDENT AND CFO (PRINCIPAL FINANCIAL OFFICER) PURSUANT TO EXCHANGE ACT RULE 13a-14(a)/15d-14(a)

I, Robert E. Fowler, Senior Vice-President and CFO of Church Loans & Investments Trust certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Church Loans & Investments Trust;

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

(a)

Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

(b)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this Quarterly Report based on such evaluation; and

(c)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s Board of Trust Managers:

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

	(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

		By:	/s/ Robert E. Fowler
Robert E. Fowler Senior Vice President and CFO
		Date:	February 14, 2008

EXHIBIT 32 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

February 14, 2008

In connection with the filing of the Quarterly Report on Form 10-Q of Church Loans & Investments Trust, a Texas real estate investment trust, (“the Trust”), for the period ending December 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (“the Report”), each of the undersigned officers of the Trust certifies that, to the best of the officer’s knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and;

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Trust as of the dates and for the periods expressed in the Report

	By:	/s/ Kelly Archer
Kelly Archer President and CEO Principal Executive Officer)

	By:	/s/ Robert E. Fowler
Robert E. Fowler Senior Vice-President and CFO (Principal Financial Officer)