Form 10-K
period 2008-03-31
CHURCH LOANS & INVESTMENTS TRUST
filed 2008-06-27
CIK 20199

United States Securities and Exchange Commission

Washington, D.C. 20549

____________

FORM 10-K

☒

ANNUAL REPORT PRUSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2008

OR

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________ ..

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $30,863,428 as of September 30, 2007.

The number of shares outstanding of each of the issuer’s classes of common stock, as of June 25, 2008 is 10,217,094 shares of beneficial interest.

DOCUMENTS INCORPORATED BY REFERENCE

None

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

PART I

Item 1: BUSINESS

Church Loans & Investments Trust (which we refer to in this report as “we”, “us”, “our”, “Church Loans”, “Trust” and the “Company”) is a real estate investment trust organized under the laws of the State of Texas in March 1963. Although we have the authority to engage in the business of buying, selling and leasing of real estate, we have heretofore restricted our business activities primarily to making loans to churches and other nonprofit organizations and assisted living centers which are secured by a first mortgage on real estate owned by such borrowers.

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

We maintain an office located at 5305 I-40 West, Amarillo, TX 79106 (telephone 806/358-3666).

The number of shares of beneficial interest which we are authorized to issue is unlimited. There are 10,217,094 issued and outstanding shares of beneficial interest in the Trust. Shareholder’s Equity is $31,183,304 as of March 31, 2008.

Our primary debt obligations consist of our bank line of credit owing to Amarillo National Bank and Master Note Agreements with various persons. The bank line of credit with Amarillo National Bank provides for a line of credit up to $35,000,000, and matures December 31, 2008.

As mentioned above, we are primarily engaged in the business of making mortgage loans to churches and other nonprofit organizations and assisted living centers. Originally, our Declaration of Trust required a debt-

to-value ratio of not greater than 66 2/3%. However, at our annual meeting of shareholders held on July 16, 2004, the shareholders approved an Amended and Restated Declaration of Trust and Bylaws that raised the debt-to-value ratio to 85% unless substantial justification exists because of the presence of other underwriting criteria. Most of our present loans were made based upon the prior 66 2/3% debt-to-value ratio. We make both long-term mortgage loans and short-term interim or construction loans to finance the construction of church buildings, the construction of assisted living centers, the purchase of real estate, or the refinancing of existing indebtedness. Most of the interim loans presently being made are associated with bond offerings of churches and other nonprofit organizations and assisted living centers. These interim loans are scheduled to be repaid from the proceeds of the bond offerings.

We are not limited to the location of the property securing any loans in which we may invest and we seek to spread our investments in areas of the United States where favorable yields prevail.

As of March 31, 2008 we had 117 permanent and interim mortgage loans and investments in church bonds having a principal balance, net of unamortized purchase discounts, deferred commitment fees and allowance for credit losses, of $66,145,810, with the average principal amount thereof being $565,349. The interest rates on these loans vary from 5% to 12% per annum with the weighted average interest rate of mortgage loans and church bonds being 8.39% per annum at March 31, 2008. The original terms of these loans vary from one year to thirty years, with the majority being for a term of twenty years.

During the fiscal year ending March 31, 2008, our net income was $3,267,444, as compared to $2,669,750 in fiscal 2007, an increase of 22%. Such increase in our net income was due to an increase in our net interest income and an increase in other income due to the gain on the sale of other real estate owned.

Our net income for each of the quarters during fiscal 2008 was as follows: first quarter-$871,580; second quarter-$719,192; third quarter-$928,031; and fourth quarter-$748,641.

Our operational expense increased from $1,261,553 during fiscal 2007 to $1,653,039 in fiscal 2008. Our operational expense included general and administrative expenses and compensation to members of the Board of Trust Managers. This increase is attributable to an increase in general and administrative expenses of $390,086 or 32%. This increase in general and administrative expenses is primarily attributable to an increase in expenses related to other real estate owned and non-performing loans.

During fiscal 2008, we advanced loan proceeds of $32,306,970 on 25 interim loans and 11 permanent loans. Most, if not all, of such loans bear interest at a variable rate varying from 1.5% to 2% per annum in excess of the prime rate of interest published by the Wall Street Journal and known as the "Wall Street Journal Prime."

During fiscal 2008, we employed a total of 6 full time employees and employed, as needed, 2 additional part-time persons who worked on a contract basis.

The business conditions in which we operate have become more competitive in the past several years as more and more banks are re-entering the business of making loans to churches, especially loans to the more desirable, less risky, established churches. If this trend continues, the rates and fees which we can charge may decrease or the types of loans we make may involve more risk. Furthermore, current economic conditions in the U.S. seem to have slowed church building projects. Loan demand seems to have significantly softened during fiscal 2008.

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

None.

PART II

Item 5:

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)

Market Information

There is no established public trading market for our shares of beneficial interest. During fiscal year 2008, a total of 391,241 shares were sold in the secondary market at prices ranging from $2.50 to $3.50 per share. The last sale during the fiscal year was at $3.00 per share. During fiscal year 2007, a total of 262,186 shares were sold in the secondary market at prices ranging from $3.25 to $3.90 per share.

The range of high and low bid information for shares of beneficial interest for each quarter within the last two fiscal years is as follows:

Quarter	Fiscal 2008		Fiscal 2007
	High	Low	High	Low

April-June	3.50	3.30	3.50	3.25

July-September	3.35	3.00	3.60	3.25

October-December	3.25	3.00	3.60	3.40

January-March	3.25	2.50	3.90	3.25

The source of the above information is our own records. We serve as the Transfer Agent for our shares.

(b)

Holders

On March 31, 2008, there were 2,671 shareholders of Church Loans.

(c)

Dividends

Cash dividends on all our outstanding shares of beneficial interest are declared twice annually to shareholders of record as of March 31 and December 31. Dividends paid during fiscal years 2007 and 2008 were as follows: Fiscal Year 2007: Dividend/Share $.25 per share (Based on three months of fiscal 2006 taxable income and nine months of fiscal 2007 taxable income); Fiscal Year 2008: Dividend/Share $.31 per share (Based on three months of fiscal 2007 taxable income and nine months of fiscal 2008 taxable income).

An additional dividend of $.07 per share was declared in April 2008 based upon fiscal 2008 taxable income (see Note 5 of the Notes to Financial Statements). This additional dividend was paid during fiscal 2009 to shareholders of record as of March 31, 2008.

(d)

Securities authorized for issuance under equity compensation plans.

None.

(e)

Performance graph.

Not applicable.

(f)

Sales of Unregistered Securities.

None.

(g)

Report of Use of Proceeds of Sales of Recently Registered Securities

None.

(h)

Repurchases of Shares

None.

Item 6: SELECTED FINANCIAL DATA

Not applicable

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

As a real estate investment trust, we are required by Section 857 of the Internal Revenue Code, as amended, to distribute at least 90% of our taxable net income to our shareholders. Dividends are based on taxable income which varies from net income reported in the financial statements because of temporary differences (differences between the tax basis of an asset or liability and its reported amount in the financial statements that will result in taxable or deductible amounts in future years). Future dividends may be more or less than the net income reported in the financial statements because of variances in these temporary differences.

Management is aggressively pursuing quality new loans, both interim and permanent.

Results of Operations—2008 compared to 2007

Our revenues are derived from interest income and fees earned on loans as well as, to a lesser degree, interest earned on church bonds and short-term investments. During the year ended March 31, 2008, interest income and fees increased by $715,722 (11%) over the year ended March 31, 2007.

The increase in interest income and fees for the year ended March 31, 2008, as compared to the year ended March 31, 2007 was primarily attributable to an increase in the loan portfolio during a majority of this period, an increase in the weighted average interest rate on our portfolio of loans and the recognition in income of deferred interest and deferred commitment fees from several loans that were paid in full during the period.

The components of our interest income and fees during the year ended March 31, 2008 as compared to the year ended March 31, 2007 is as follows:

Table 1 – Interest Income and Fees

For the Year Ended 3/31/08		For the Year Ended 3/31/07	Increase (Decrease)

Mortgage loans	$ 4,477,815	$ 3,710,637	$ 767,178

Interim loans	1,810,856	2,054,813	(243,957)

Commitment Fees	897,255	627,535	269,720

Other Income and Fees	118,876	196,095	(77,219)

Total	$ 7,304,802	$ 6,589,080	$ 715,722

The net increase in total interest income on mortgage loans and interim loans of $523,221 represents an increase of 9% for the fiscal year ended March 31, 2008 as compared to the fiscal year ended March 31, 2007. Primary contributors to this increase are the increase in the loan portfolio during a majority of the year ended March 31, 2008 as compared to the same period ended March 31, 2007 and the increase in the weighted average interest rate on our portfolio of loans.

The following table compares our portfolio of loans, net of mortgage discounts and deferred commitment fees, as of March 31, 2008 to March 31, 2007:

Table 2 – Mortgage Loans, Church Bonds and Interim Loans as of March 31, 2008 and 2007

Type of Loan	03/31/08	03/31/07	Increase (Decrease)

Total mortgage and church bonds	$55,220,408	$54,225,179	$ 995,229

Performing mortgage and church bonds	50,389,558	49,329,067	1,060,491

Total interim loans	12,711,879	19,344,751	(6,632,872)

Performing interim loans	11,611,879	18,244,751	(6,632,872)

Total loan portfolio	67,932,287	73,569,930	(5,637,643)

Total performing loan portfolio	62,001,437	67,573,818	(5,572,381)

Although the amount of our mortgage loans, church bonds and interim loans decreased as of March 31, 2008 as compared to March 31, 2007, most of that decrease occurred during the last five months of the year ended March 31, 2008. As of September 30, 2007, total mortgage loans, church bonds and interim loans were $78,164,491 as compared to $67,932,287 as of March 31, 2008, a decrease of $10,232,204. Most of this is the result of a decrease in the amount of interim loans. Interim loans decreased from $21,861,429 as of September 30, 2007 to $12,711,879 as of March 31, 2008, a decrease of $9,149,550. Mortgage loans, exclusive of church bonds and before purchase discounts, decreased slightly from $57,245,714 to $57,186,949 during this same period.

Therefore, although the total amount of mortgage loans, church bonds and interim loans decreased as of March 31, 2008 as compared to March 31, 2007, for the first 7 months of the year ended March 31, 2008, the amount of our loan portfolio was at levels actually higher than the same period during the year ended March 31, 2007. This increase contributed to the increase in interest income and fees for the period ended March 31, 2008.

In fact, the monthly average amount of the portfolio for the year ended March 31, 2008 was $74,145,281 as compared to $72,764,480 for the year ended March 31, 2007. Therefore, the monthly average of our loan portfolio was $1,380,801 higher than in fiscal 2007. See Table 3 below.

Table 3 – Month-End Portfolio Values

Month	Fiscal 2008	Fiscal 2007	Difference

April	$76,633,365	$71,229,693	$5,403,672
May	74,402,362	70,033,131	4,369,231
June	77,318,596	70,085,315	7,233,281
July	77,050,258	73,924,739	3,125,519
August	78,632,092	72,284,878	6,347,214
September	78,164,491	70,099,127	8,065,364
October	76,550,786	69,749,027	6,801,759
November	74,278,746	76,880,831	(2,602,085)
December	71,740,455	78,395,673	(6,655,218)
January	68,258,173	73,521,539	(5,263,366)
February	68,781,764	73,399,875	(4,618,111)
March	67,932,287	73,569,930	(5,637,643)

Monthly Average:	$74,145,281	$72,764,480	$1,380,801

Non-performing loans, church bonds and interim loans decreased slightly from $5,996,112 as of March 31, 2007 to $5,930,850 as of March 31, 2008, a decrease of $65,262. The accrual of interest on these loans has been discontinued. If interest on these mortgage loans, church bonds and interim loans had been accrued as earned, interest and fees on loans would have been increased by approximately $458,000 and $350,000 for the years ended March 31, 2008 and 2007, respectively. Interest income actually recognized on such loans during 2008 and 2007 was approximately $175,000 and $290,000, respectively.

The weighted average interest rate on our loans and church bonds increased from 8.31% as of March 31, 2007 to 8.39% as of March 31, 2008. This increase in the weighted average interest rate on our loans contributed to the increase in our interest income during fiscal 2008 as compared to fiscal 2007.

Table 4 – Weighted Average Interest Rates on Our Loan Portfolio For Each Month in the Years Ended March 31, 2008 and March 31, 2007

Month	Fiscal 2008	Fiscal 2007	Difference

April	8.31	7.88	.43
May	8.37	7.94	.43
June	8.45	8.01	.44
July	8.49	8.19	.30
August	8.57	8.17	.40
September	8.57	8.12	.45
October	8.51	8.12	.39
November	8.54	8.28	.26
December	8.51	8.35	.16
January	8.36	8.28	.08
February	8.35	8.29	.06
March	8.39	8.31	.08

Commitment fees earned during the year ended March 31, 2008 were $897,255 as compared to $627,535 for the year ended March 31, 2007, an increase of $269,720 or 43%. Included in the commitment fees earned during fiscal 2008 are $273,338 of deferred commitment fees recognized from 8 loan payoffs during fiscal 2008 and commitment fees recognized as income upon the favorable resolution of certain litigation involving a commitment.

Net income for the year ended March 31, 2008 was $3,267,444 ($.32 per share), an increase of $597,694 (22%) as compared to the year ended March 31, 2007. This increase was primarily attributable to the increase in net interest income and to an increase in other income due to the gain on the sale of other real estate owned.

Net interest income increased from $3,808,041 for the year ended March 31, 2007 to $4,554,883 for the year ended March 31, 2008, an increase of $746,842 (20%). This increase in our net interest income for the year ended March 31, 2008 as compared to the year ended March 31, 2007 was primarily the result of an increase in our interest income and fees.

Our total liabilities decreased from $43,895,791 as of March 31, 2007 to $37,673,019 as of March 31, 2008. Furthermore, the weighted average interest rate on our debt decreased from 6.96% as of March 31, 2007 to 4.73% as of March 31, 2008. Our interest expense decreased slightly from $2,781,039 for the year ended March 31, 2007 to $2,749,919 for the year ended March 31, 2008, a decrease of $31,120 or 1%.

Although our interest expense for the year ended March 31, 2008 is slightly less than for the same period ended March 31, 2007, for the first 6 months of the year ended March 31, 2008, the weighted average interest on our debt was higher than the same period for the year ended March 31, 2007. Likewise, for the first 7 months of the year ended March 31, 2008, our total debt was higher than for the same months in the year ended March 31, 2007. We greatly benefited from the significant drop in interest rates during the last 6 months of the fiscal year ended March 31, 2008 and the reduction in our debt during the last 5 months of fiscal 2008. These lower rates and our lower debt more than offset the higher rates and higher debt during the first part of fiscal 2008.

The following table sets forth the weighted average interest rates on our debt for each month during the year ended March 31, 2008 as compared to same period ending March 31, 2007:

Table 5 - Weighted Average Interest Rates on All Debt For Each Month in the Years Ended March 31, 2008 and March 31, 2007

Month	Fiscal 2008	Fiscal 2007	Difference

April	6.96	6.64	.32
May	6.96	6.64	.32
June	6.96	6.75	.21
July	6.96	6.73	.23
August	6.96	6.75	.21
September	7.13	6.96	.17
October	6.60	6.96	(.36)
November	6.27	6.96	(.69)
December	6.35	6.98	(.63)
January	6.06	6.98	(.92)
February	4.75	6.98	(2.23)
March	4.73	6.96	(2.23)

The following table illustrates the average month end liabilities for the year ended March 31, 2008 as compared to the same period ended March 31, 2007:

Table 6 - Month End Total Liabilities for Each Month in the Fiscal Years Ended March 31, 2008 and March 31, 2007

Month	Fiscal 2008	Fiscal 2007	Difference

April	$47,284,800	$40,992,486	$6,292,314
May	44,867,392	39,568,409	5,298,983
June	47,709,101	39,765,951	7,943,150
July	47,063,265	42,868,388	4,194,877
August	48,301,384	40,972,473	7,328,911
September	47,651,214	38,752,834	8,898,380
October	44,946,863	38,084,238	6,862,625
November	42,493,993	45,957,216	(3,463,223)
December	42,143,907	48,304,871	(6,160,964)
January	36,229,570	43,755,936	(7,526,366)
February	38,439,461	43,919,606	(5,480,145)
March	37,673,019	43,895,791	(6,222,772)

Monthly Average:	$43,733,664	$42,236,516	$1,497,148

General and administrative expenses increased from $1,211,253 for the year ended March 31, 2007 to $1,601,339 for the year ended March 31, 2008, an increase of $390,086 or 32%. This increase in general and administrative expenses is primarily attributable to the payment of insurance, property taxes, attorney’s fees and other expenses relating to property held as a result of the foreclosure of defaulted loans.

Other income increased from $167,809 for the year ended March 31, 2007 to $554,958 for the year ended March 31, 2008, an increase of $387,149. Contributing to this increase is the recognition of gain of $508,555 from the sale of property located in Bronx, NY that was obtained through foreclosure of a defaulted loan.

Also decreasing net income was the $125,000 additional provision for credit losses made during the year ended March 31, 2008. Pursuant to the Audit Committee’s quarterly review of the credit loss reserve, the Audit Committee recommended and the Board of Trust Managers accepted an additional allocation of $125,000 to our provision for credit losses effective for the year ended March 31, 2008. This action was primarily needed in order to provide adequately for losses on two defaulted loans in which we owned participating interests.

As of March 31, 2008, there were 10,217,094 shares of certificates of beneficial interest outstanding. Net income per share increased from $.26 per share for the year ended March 31, 2007 as compared to $.32 per share for the year ended March 31, 2008. This increase was attributable to the increase in our net income discussed above.

Results of Operations—2007 compared to 2006

During the fiscal year ended March 31, 2007, interest income and fees increased by $301,713 (5%) over the previous fiscal year. The increase in interest income and fees was primarily the result of an increase in the average interest rate on our loan portfolio for the year ended March 31, 2007 as compared to the year ended March 31, 2006.

The components of our interest income and fees during the year ended March 31, 2007 as compared to the year ended March 31, 2006 are as follows:

Table 1 – Interest Income and Fees

For the Year Ended 03/31/07		For the Year Ended 03/31/06	Increase (Decrease)

Mortgage loans	$ 3,710,637	$ 3,087,813	$ 622,824

Interim loans	2,054,813	1,917,602	137,211

Commitment Fees	627,535	708,897	(81,362)

Other Income and Fees	196,095	573,055	(376,960)

Total	$ 6,589,080	$ 6,287,367	$ 301,713

The increase in total interest income on mortgage loans and interim loans of $760,035 represents an increase of 15% for the fiscal year ended March 31, 2007 as compared to the fiscal year ended March 31, 2006. This increase in interest income was primarily the result of the increase in the average rate of interest on our portfolio of loans during the year ended March 31, 2007 as compared to the year ended March 31, 2006.

The following table compares our portfolio of loans, net of mortgage discounts and deferred commitment fees, as of March 31, 2007 to March 31, 2006:

Table 2 – Mortgage Loans, Church Bonds and Interim Loans as of March 31, 2007 and 2006

Type of Loan	03/31/07	03/31/06	Increase (Decrease)

Total mortgage loans, church bonds and interim loans	$73,569,930	$69,859,415	$ 3,710,515

Performing mortgage and church bonds	49,329,067	47,768,224	1,560,843

Performing interim loans	18,244,751	20,131,741	(1,886,990)

Total performing loan portfolio	67,573,818	67,899,965	(326,147)

Non-performing loans increased from $1,959,450 as of March 31, 2006, to $5,996,112 as of March 31, 2007. Interest income which would have been recorded under the original terms of these loans and church bonds amounted to approximately $350,000 for the year ended March 31, 2007 as compared to $97,000 for the year ended March 31, 2006. Interest income actually recognized on these loans and church bonds was $290,000 and $46,000 for the years ended March 31, 2007 and March 31, 2006, respectively.

The increase in our loan portfolio is evidenced by the difference in our investment in mortgage and interim loans and bonds during fiscal 2007 of $36,390,077 as compared to the payments we received on our loan portfolio during fiscal 2007 in the amount of $31,241,440.

The increase in interest income and fees was primarily the result of the increase in the interest rate on our loan portfolio. The average interest rate on our portfolio of loans and church bonds increased from 7.82% as of March 31, 2006 to 8.31% as of March 31, 2007. The following table compares the average interest rates on our loan portfolio for each month in the years ended March 31, 2007 and March 31, 2006:

Table 3 – Weighted Average Interest Rates on Our Loan Portfolio For Each Month in the Years Ended March 31, 2007 and March 31, 2006

Month	Fiscal 2007	Fiscal 2006	Difference

April	7.88	7.47	.41
May	7.94	7.55	.39
June	8.01	7.82	.19
July	8.19	7.82	.37
August	8.17	7.89	.28
September	8.12	8.24	(.12)
October	8.12	7.93	.19
November	8.28	7.91	.37
December	8.35	8.12	.23
January	8.28	7.83	.45
February	8.29	7.83	.46
March	8.31	7.82	.49

The average interest rate on our total indebtedness increased from 6.64% as of March 31, 2006 to 6.96% as of March 31, 2007. Therefore, our net interest rate margin increased from 1.18% as of March 31, 2006 to 1.35% as of March 31, 2007, an increase of 17 basis points.

Our net income for fiscal 2007 was $2,669,750, a decrease of $567,200 (18%) from the previous fiscal year. Such decrease was primarily attributable to a decrease in our net interest income. Net interest income decreased from $4,314,996 in fiscal 2006 to $3,808,041 in fiscal 2007, a decrease of $506,955 (12%) from fiscal 2006. The decrease in net interest income resulted from the increase in interest expense. Interest expense increased from $1,972,371 for the year ended March 31, 2006 to $2,781,039 for the year ended March 31, 2007, an increase of $808,668 (41%).

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

As of March 31, 2007 there were 10,217,094 shares of certificates of beneficial interest outstanding. Net income per share decreased from $.32 per share for the year ended March 31, 2006 to $.26 per share for the year ended March 31, 2007. This decrease was attributable to the decrease in our net income discussed above.

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

We are engaged primarily in the business of making permanent and interim loans to churches and other non-profit organizations, and to other borrowers, including businesses engaged in the building and operation of assisted living centers. At March 31, 2008 we had seven loans to three different borrowers which are secured by assisted living centers and commercial properties which totaled approximately $11,462,000. Our assets primarily consist of our loan portfolio, real estate acquired through foreclosure and our office building and facilities.

Our operating expenses are comprised of the maintenance of our office building, the payment of the salaries of our management and support staff, office expenses, fees paid to the Board of Trust Managers, and the payment for legal and accounting services. Substantially all of our assets are invested in the permanent and interim loans. Our only potential liquidity problems relate to the timely and proper repayment of the leveraged funds we have borrowed to make loans in excess of our capital and the ability to fund loan commitments which totaled approximately $14,868,000 at March 31, 2008.

Our primary sources of funds for liquidity consist of cash reserves, net cash provided by operations, payments received from the loans comprising our loan portfolio, and funds available through debt financing, including our line of credit agreement with the Amarillo National Bank.

Our level of liquidity based upon cash and cash equivalents increased by $14,575 during the year ended March 31, 2008. During this same period, we invested $32,306,970 in mortgage and interim construction loans using net cash provided by operating activities in the amount of $1,881,000, principal payments received on our loan portfolio in the amount of $38,751,423, payments received on other notes receivables of $1,000 and proceeds from the sale of other real estate owned of $1,025,000. The total liquidity available to invest in mortgage and interim construction loans was reduced by $3,167,300 paid in cash dividends during the year ended March 31, 2008 and the reduction in our borrowings on our bank line of credit and Master Note agreements in the amount of $6,169,578.

Our primary debt obligations consist of our bank line of credit owing to Amarillo National Bank and Master Note Agreements with various persons. Pursuant to our January 31, 2006 loan agreement with the bank, we have a $35,000,000 line of credit for a term of three years, maturing December 31, 2008.

As of March 31, 2008, our total liabilities outstanding were $37,673,019. The amount owing on the line of credit as of March 31, 2008 was $12,903,000. It is anticipated that the line of credit will be renewed at the expiration of such three-year term. In the event that the bank elects not to renew the line of credit, we may, under the terms of the loan agreement, retire the line of credit over a period of time, not to exceed five years, equal to the weighted average remaining term of a pool of our real estate lien notes which would be pledged to secure the remaining balance of the bank line of credit.

At March 31, 2008, loans to us under Master Note Agreements, which are in effect demand notes, totaled $24,537,391. In the past, we have utilized our bank line of credit and the principal paid to us upon our outstanding loan portfolio in order to meet our maturing obligations.

Although our cash and cash equivalents as of March 31, 2008 were only $109,987, the balance which could be borrowed by us upon our bank line of credit as of March 31, 2008 was $22,097,000. The principal payments scheduled to be received on our loan portfolio for the fiscal year ending March 31, 2009 are $13,613,073. Assuming all of these scheduled principal payments are received, these payments, together with the balance available to us on our bank line of credit, would not provide us with sufficient funds to meet our maturing obligations and fund loan commitments without the necessity of borrowing funds from other sources. Based upon our success in obtaining borrowings in the past, we are confident that, should it be necessary, we will be able to obtain additional bank financing in the future in sufficient amounts for us to timely meet all of our obligations.

Should all the scheduled principal payments upon loans not be received, and should we be unable to borrow against our line of credit, and should borrowings from other sources not be available, it would be necessary to sell a portion of our mortgage loan portfolio in order to meet all of our financial obligations. At March 31, 2008, the principal balance of our loan and church bond portfolio was $67,932,287, net of unamortized purchase discounts and deferred commitment fees. The weighted average interest rate on loans and church bonds was 8.39% per annum. In view of the normal marketability of conventional loans, we might be required to discount a majority of these loans in order for them to be attractive for purchase. The principal amount of these loans if discounted to yield a weighted average interest rate of 12%, 14% and 16% would be $47,495,991, $40,710,850, and $35,621,994, respectively. There is no assurance that we would be able to sell all, or a portion of, our portfolio of loans, in which event, it would be necessary to secure a loan, or loans, from a lender in order to meet our financial obligations. There is no assurance that we would be able to secure a loan in such instance. We have sold only one of our loans in our mortgage loan portfolio and, therefore, have limited experience in this area. Furthermore, if required to discount our loans in excess of 15.13%, then we would not realize sufficient funds from the sale of the loans to retire all of our debt.

Principal payments scheduled to be received upon our permanent loan portfolio during the year ending March 31, 2009, if not used to fund new loan commitments, would be used to reduce our outstanding indebtedness. Should we use the payments of principal which shall be received upon our loan portfolio to reduce our outstanding indebtedness, our interest expense will decrease. In such instance, whether the decrease in the interest income will exceed, or be less than, the decrease in the interest expense will largely be dependent upon the prime rate of interest prevailing at such time due to the fact that the interest to be earned upon our mortgage loan portfolio is generally based upon a fixed rate of interest or a variable rate of interest that periodically reprices, while the interest to be paid upon our outstanding debts is directly, or indirectly, tied to the prime rate of interest charged by major banks.

Pursuant to the loan agreement with the bank, we have pledged all of our mortgage loans, church bonds and interim construction loans to the bank to secure the line of credit. The amount owing on the line of credit must not exceed an amount equal to 85% of the outstanding principal amount of the performing mortgage loans and church bonds and 50% of the outstanding principal amount of the performing interim construction loans. Applying that borrowing limit to our loan portfolio as of March 31, 2008, we can borrow up to the entire $35,000,000 line of credit limit. However, during the term of the new loan agreement, we would not have the right to sell our loans, without the bank’s consent, since all of our loans have been pledged to the bank to secure the line of credit. Therefore, under our new loan agreement, it will be very difficult, if not impossible, to sell our loans to meet our financial obligations.

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

Inflation

At March 31, 2008, the weighted average interest rate on our mortgage loan and church bond portfolio was 8.39% per annum while the weighted average interest rate upon all our borrowings was 4.73% per annum resulting in a net interest rate margin of 3.66%. By comparison, as of March 31, 2007, the weighted average interest rate on our mortgage loan and church bond portfolio was 8.31% per annum while the weighted average interest rate on our borrowings was 6.96% per annum resulting in a net interest rate margin of 1.35% per annum. Therefore, our net interest rate margin has increased by 231 basis points during the year ending March 31, 2008 as compared to March 31, 2007. Although a majority of the loans constituting our loan portfolio have been made at rates of interest that generally reprice either daily, annually, or otherwise periodically, a portion of the loans constituting our loan portfolio have been made at fixed rates of interest and therefore are not subject to  being  increased  or  decreased  during the  term of  the  loan.  All of  our  indebtedness is  either directly or indirectly tied to the prime rate of interest charged by major banking institutions and, therefore, is subject to fluctuation.

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

Should the amount of our loans and the amount of our indebtedness remain constant, and should the weighted average interest rate upon the indebtedness increase to approximately 15.13% per annum, interest income and interest expense would be substantially equal.

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

Item 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8:

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control over Financial Reporting

The management of Church Loans & Investments Trust (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. The Company’s management has made a comprehensive review, evaluation and assessment of the Company’s internal control over financial reporting as of March 31, 2008. In making its assessment of internal control over financial reporting, the Company’s management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, the management of the Company makes the following assertions:

Management has implemented a process to monitor and assess both the design and operating effectiveness of internal control over financial reporting.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008. In making this assessment, it used the criteria set forth by COSO in Internal Control-Integrated Framework. Based on that assessment, management believes that, as of March 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s Annual Report on Form 10-K for the period ended March 31, 2008 does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in the Annual Report on Form 10-K for the period ended March 31, 2008.

/s/ Kelly Archer

Kelly Archer

President and CEO

(Principal Executive Officer)

/s/ Robert Fowler

Robert Fowler

Senior Vice-President and CFO

(Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm

The Board of Trust Managers and Shareholders

Church Loans & Investments Trust

Amarillo, Texas

We have audited the accompanying balance sheets of Church Loans & Investments Trust (a real estate investment trust) as of March 31, 2008 and 2007, and the related statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended March 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Church Loans & Investments Trust as of March 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

Clifton Gunderson LLP

Amarillo, Texas

June 25, 2008

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
BALANCE SHEETS
March 31, 2008 and 2007

ASSETS

	2008	2007

CASH AND CASH EQUIVALENTS	$109,987	$95,412
RECEIVABLES
Mortgage loans and church bonds – performing	50,389,558	49,329,067
Interim construction loans – performing	11,611,879	18,244,751
Nonperforming mortgage loans, church bonds and interim construction loans	5,930,850	5,996,112
Less: Allowance for credit losses	(1,786,477)	(1,713,249)
	66,145,810	71,856,681
Accrued interest receivable	608,930	514,175
Notes receivable	2,000	3,000
Net receivables	66,756,740	72,373,856
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $536,136 and $534,072 in 2008 and 2007, respectively	216,996	219,060
OTHER REAL ESTATE OWNED	1,735,650	2,252,095
OTHER ASSETS	36,950	38,528
TOTAL ASSETS	$68,856,323	$74,978,951

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Notes payable and line of credit:
Related parties	$13,059,425	$11,994,086
Other	24,380,966	31,615,883
	37,440,391	43,609,969
Accrued interest payable	49,617	122,248
Other	183,011	163,574
Total liabilities	37,673,019	43,895,791

SHAREHOLDERS’ EQUITY
Shares of beneficial interest, no par value; authorized shares unlimited, 10,223,690 shares issued	29,762,291	29,762,291
Undistributed net income	1,437,503	1,337,359
Treasury shares, at cost (6,596 shares)	(16,490)	(16,490)
Total shareholders’ equity	31,183,304	31,083,160
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$68,856,323	$74,978,951

These financial statements should be read only in connection with the accompanying summary of significant accounting policies and notes to financial statements.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
STATEMENTS OF INCOME
Years ended March 31, 2008, 2007 and 2006

	2008	2007	2006

INTEREST AND FEE INCOME:
Interest income	$6,407,547	$5,961,545	$5,578,470

Fee income	897,255	627,535	708,897

Interest and fee income	7,304,802	6,589,080	6,287,367

INTEREST EXPENSE	2,749,919	2,781,039	1,972,371

Net interest income	4,554,883	3,808,041	4,314,996

PROVISION FOR CREDIT LOSSES	125,000	-	-

Net interest income less provision for possible credit losses	4,429,883	3,808,041	4,314,996

OTHER INCOME

Gain (loss) on sale of other real estate owned	508,555	(13,317)	-

Other	46,403	181,126	87,817
Other income	554,958	167,809	87,817

OTHER OPERATING EXPENSES

General and administrative	1,601,339	1,211,253	1,041,874

Board of Trust Managers’ fees	51,700	50,300	50,035

Total other operating expenses	1,653,039	1,261,553	1,091,909

Income before provision for income taxes	3,331,802	2,714,297	3,310,904

PROVISION FOR INCOME TAXES	64,358	44,547	73,954

NET INCOME	$3,267,444	$2,669,750	$3,236,950

NET INCOME PER SHARE	$.32	$.26	$.32

These financial statements should be read only in connection with the accompanying summary of significant accounting policies and notes to financial statements.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
STATEMENTS OF SHAREHOLDERS’ EQUITY
Years ended March 31, 2008, 2007 and 2006

	Shares of beneficial interest		Undistributed	Treasury
	Shares	Amount	net income	shares	Total
Balance, March 31, 2005	10,223,690	$29,762,291	$947,889	$(16,490)	$30,693,690

Net income	-	-	3,236,950	-	3,236,950

Cash dividends ($0.29 per share)	-	-	(2,962,957)	-	(2,962,957)

Balance, March 31, 2006	10,223,690	29,762,291	1,221,882	(16,490)	30,967,683

Net income	-	-	2,669,750	-	2,669,750

Cash dividends ($0.25 per share)	-	-	(2,554,273)	-	(2,554,273)
Balance, March 31, 2007	10,223,690	29,762,291	1,337,359	(16,490)	31,083,160

Net income	-	-	3,267,444	-	3,267,444

Cash dividends ($0.31 per share)	-	-	(3,167,300)	-	(3,167,300)
Balance, March 31, 2008	10,223,690	$29,762,291	$1,437,503	$(16,490)	$31,183,304

These financial statements should be read only in connection with the accompanying summary of significant accounting policies and notes to financial statements.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
STATEMENTS OF CASH FLOWS
Years ended March 31, 2008, 2007 and 2006

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,267,444	$2,669,750	$3,236,950
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,064	2,064	2,064
Provision for credit losses	125,000	-	-
Loss (gain) on sale of other real estate owned	(508,555)	13,317	-
Amortization of loan discounts	(31,980)	(22,947)	(472,356)
Amortization of commitment fees	(826,602)	(545,453)	(636,990)
Changes in:
Accrued interest receivable	(94,755)	44,042	(215,530)
Accrued interest payable	(72,631)	(7,981)	80,656
Federal income tax payable	22,739	-	-
Other liabilities	(3,302)	135,436	(60,842)
Other, net	1,578	7,522	89,569
Net cash provided by operating activities	1,881,000	2,295,750	2,023,521

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in mortgage and interim construction loans and church bonds	(32,306,970)	(36,390,077)	(47,682,076)
Payments received on mortgage and interim construction loans and church bonds	38,751,423	31,241,440	37,361,673
Payments received on notes receivable	1,000	2,902	18,872
Proceeds from sale of other real estate owned	1,025,000	250,607	-
Insurance proceeds on other real estate owned	-	400,249	-
Net cash provided (used) by investing activities	7,470,453	(4,494,879)	(10,301,531)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on notes payable and line of credit	44,758,670	38,906,978	53,825,599
Principal payments on notes payable and line of credit	(50,928,248)	(34,187,119)	(42,516,531)
Cash dividends paid	(3,167,300)	(2,554,273)	(2,962,957)
Net cash provided (used) by financing activities	(9,336,878)	2,165,586	8,346,111
Increase (decrease) in cash and cash equivalents	14,575	(33,543)	68,101

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	95,412	128,955	60,854

CASH AND CASH EQUIVALENTS AT END OF YEAR	$109,987	$95,412	$128,955

These financial statements should be read only in connection with the accompanying summary of significant accounting policies and notes to financial statements.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
March 31, 2008, 2007 and 2006

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

CURRENT OPERATING ENVIRONMENT

Church Loans invests in loans with rates of interest that generally reprice either daily, annually or otherwise periodically and are generally funded by relatively short-term debt obligations. The volatility of interest rates and increased competition to attract customers' funds have caused Church Loans' liability structure to become short-term and rate sensitive. Church Loans reflected an average interest yield on its loan and church bond portfolio, an average interest rate on its total indebtedness and a net interest rate margin at March 31, 2008, 2007 and 2006 as follows:

	Loan and church bond portfolio	Total indebtedness	Net interest rate margin
March 31, 2008	8.39%	4.73%	3.66%
March 31, 2007	8.31%	6.96%	1.35%
March 31, 2006	7.82%	6.64%	1.18%

Church Loans finances maturities of debt obligations through its available lines of credit and principal payments received on its mortgage and interim construction loans.

CHURCH BONDS

Church bonds, secured by first mortgage liens on church facilities, are stated at cost, as there is no traded market for the bonds and management intends to hold such securities until maturity.

LOANS

Loans that Church Loans has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for credit losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
March 31, 2008, 2007 and 2006

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

Commitment fees received on interim construction loans are recognized over the interim commitment period for loans that are not permanently financed by Church Loans and over the life of the mortgage loan for loans that are permanently financed by Church Loans. Amounts are being amortized using the straight-line method. For the years ended March 31, 2008, 2007 and 2006, this method is not materially different from the method of deferring commitment fees until the commitment is exercised and recognizing such fees as an adjustment to yield by the interest method over the related loans' lives as prescribed by generally accepted accounting principles.

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

Church Loans determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided on the straight-line method over the estimated useful lives of the assets.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
March 31, 2008, 2007 and 2006

OTHER REAL ESTATE OWNED

Real estate acquired through, or in lieu of, loan foreclosure is to be sold and is initially recorded at estimated fair value less cost to sell at date of foreclosure, establishing a new cost basis. Other real estate owned, after foreclosure, is carried at the lower of carrying amount or the property's estimated fair value minus estimated costs to sell (fair value). Impairment losses are measured as the amount by which the carrying amount of a property exceeds its fair value, and losses are charged to operations.

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

Effective April 1, 2007, Church Loans adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes ( “FIN 48”). FIN 48 defines the methodology for recognizing the benefits of tax return positions as well as guidance regarding the measurement of the resulting tax benefits. FIN 48 requires an enterprise to recognize the financial statement effects of a tax position when it is more likely than not (defined as a likelihood of more than 50%), based on the technical merits, that the position will be sustained upon examination. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of whether a tax position meets the more-likely-than-not recognition threshold requires a substantial degree of judgment by management based on the individual facts and circumstances. Actual results could differ from estimates. The adoption and application of FIN 48 was not material to the financial statements.

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

ADVERTISING

Advertising costs are expended as incurred. Advertising expense for the years ended March 31, 2008, 2007 and 2006 was $53,070, $53,965 and $48,247, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement No. 157 (SFAS No. 157), Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 generally for financial assets and liabilities, and is effective for fiscal years beginning after November 15,

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
March 31, 2008, 2007 and 2006

2008 generally for non-financial assets and liabilities. Church Loans does not expect that the adoption of SFAS No. 157 will have a material effect on its financial position or results of operations.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The provisions of SFAS No. 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007. Church Loans is evaluating if it will adopt the fair value option of SFAS No. 159 and what impact the adoption will have on the financial statements if adopted.

RECLASSIFICATION

Certain amounts in the 2006 and 2007 financial statements have been reclassified to conform to the 2008 presentation.

This information is an integral part of the accompanying financial statements.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
NOTES TO FINANCIAL STATEMENTS
March 31, 2008, 2007 and 2006

NOTE 1 – LOANS AND CHURCH BONDS

Mortgage loans receivable consist of conventional loans of $57,186,949 and $56,220,626 and church bonds of $100,152 and $225,608 at March 31, 2008 and 2007, respectively. Interim construction loans of $12,788,296 and $19,571,378 at March 31, 2008 and 2007, respectively, consist primarily of loans to churches for the construction of church facilities and assisted living centers. Mortgage loans, church bonds and interim construction loans are generally secured by first liens on real estate comprised primarily of church buildings and other real estate. Historically, the amount of a loan has been generally limited to 66-2/3% of the appraised value of the related property. During the fiscal year 2005, the debt-to-value ratio was increased to 85%. Certain loans are guaranteed by individual members of the congregations or other individuals or congregations, depending on the circumstances.

Church Loans' portfolio included mortgage loans, church bonds and interim construction loans with interest rates ranging from 5.0% to 12.0% at March 31, 2008. The weighted average annual interest rates of Church Loans' loan and church bond portfolio were 8.39% and 8.31% and 7.82% at March 31, 2008, 2007 and 2006, respectively.

In addition to a concentration of loans to churches, Church Loans makes certain interim real estate construction loans and permanent loans to entities other than churches. At March 31, 2008 and 2007, Church Loans had seven loans to three borrowers that totaled approximately $11,462,000 and $11,710,000, respectively, which were secured by assisted living centers and commercial properties.

The following schedule is a summary of the combined mortgage, church bonds and interim construction loan portfolios by size of loan at March 31:

	2008		2007
Description	No. of Loans	Carrying amount	No. of Loans	Carrying amount
Over $1,500,000	10	$23,588,376	11	$27,254,091
$1,300,000-1,499,999	2	2,731,440	4	5,613,124
$1,000,000-1,299,999	9	10,288,422	5	5,421,816
$900,000-999,999	2	1,903,080	2	1,918,591
$800,000-899,999	2	1,709,529	4	3,476,415
$700,000-799,999	4	3,062,595	4	3,028,411
$600,000-699,999	13	8,434,112	10	6,523,785
$500,000-599,999	9	4,933,647	11	6,085,895
$400,000-499,999	6	2,711,020	13	5,774,595
$300,000-399,999	7	2,471,693	7	2,449,427
$200,000-299,999	23	5,814,789	22	5,659,870
$100,000-199,999	9	1,323,705	13	1,915,073
Under $100,000	21	1,102,989	18	896,519
	117	70,075,397	124	76,017,612
Less: unamortized purchase discounts on mortgage loans		(1,030,598)		(1,062,578)
Less: deferred commitment fees		(1,112,512)		(1,385,104)
Less: allowance for credit losses		(1,786,477)		(1,713,249)
Total		$66,145,810		$71,856,681

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
NOTES TO FINANCIAL STATEMENTS
March 31, 2008, 2007 and 2006

NOTE 1 – LOANS AND CHURCH BONDS (CONTINUTED)

The mortgage and interim construction loan portfolios included the following loans at March 31, 2008, with individual balances in excess of 3% of the total carrying amount of the combined portfolios:

Bickford Cottage LLC, Peoria, IL; interest at prime plus 1.5%, with a floor of 9.75% (9.75% at March 31, 2008, scheduled to reprice January 1, 2010); monthly payments of $36,092 to maturity on January 1, 2032	$4,002,966

Community Protestant Church of Co-Op City, Bronx, NY; interest at prime plus 2.0%, with a floor of 9.25% (9.25% at March 31, 2008, scheduled to reprice January 1, 2009); monthly payments of $26,249 to maturity on January 1, 2026	2,746,835

Christ Temple Pentecostal Church, Kansas City, MO; interest at prime plus 2.5%, with a floor of 10.75% (10.75% at March 31, 2008, scheduled to reprice March 1, 2012); monthly payments of $31,387 to maturity on March 1, 2022	2,720,515

Great Plains Assisted Living L.L.C., Sioux City, IA; interest at prime plus 1.5%, with a floor of 5.5% (5.5% at March 31, 2008, scheduled to reprice January 1, 2009); monthly payments of $17,960 to maturity on January 1, 2029	2,669,260

Ministerio Internacional Creciendo, Virginia Gardens, FL; interest at prime plus 2.0%, with a floor of 12.25% (12.25% at March 31, 2008); principal and interest due on maturity on July 1, 2008	2,500,000

Bickford Cottage LLC, Lafayette, IN; interest at prime plus 1.5%, with a floor of 8.0% (8.0% at March 31, 2008,scheduled to reprice September 1, 2010); monthly payments of $18,949 to maturity on September 1, 2030	2,369,554

$17,009,130

The original terms of the individual loans included in the loan portfolio generally vary from 1 to 30 years. Scheduled maturities during the five years subsequent to March 31, 2008, are:

2009	$13,613,073
2010	4,480,150
2011	2,735,829
2012	2,881,567
2013	2,446,807

At March 31, 2008, mortgage loans and interim construction loans of $69,975,245 were pledged to support the indebtedness of Church Loans.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
NOTES TO FINANCIAL STATEMENTS
March 31, 2008, 2007 and 2006

NOTE 1 – LOANS AND CHURCH BONDS (CONTINUTED)

A summary of transactions in the allowance for credit losses for the years ended March 31 is as follows:

	2008	2007	2006

Balance at beginning of year	$1,713,249	$1,713,249	$1,713,249
Charge-offs	(51,772)	-	-
Provision charged to operating expenses	125,000	-	-
Balance at end of year	$1,786,477	$1,713,249	$1,713,249

At March 31, 2008, 2007 and 2006, the recorded investment for loans for which impairment was recognized in accordance with Statement No. 114 was approximately $11,639,000, $6,923,000 and $10,173,000, respectively. The related allowance for credit losses at March 31, 2008, 2007 and 2006 was $1,492,000, $1,055,000 and $1,275,000, respectively. The average investment in impaired loans was approximately $9,281,000, $8,548,000 and $9,115,000 for the years ended March 31, 2008, 2007 and 2006 respectively. Total non-accrual loans were approximately $5,931,000, $5,996,000 and $1,959,000 for the years ended March 31, 2008, 2007 and 2006, respectively. Interest income which would have been recorded under the original terms of non-accrual loans and church bonds amounted to approximately $458,000, $350,000 and $97,000 for the years ended March 31, 2008, 2007 and 2006, respectively. Interest income actually recognized for the years ended March 31, 2008, 2007 and 2006 was approximately $175,000, $290,000 and $46,000, respectively. Total loans past due ninety days or more and still accruing were approximately $4,012,000, $0 and $678,000 for the years ended March 31, 2008, 2007 and 2006, respectively.

NOTE 2 – NOTES PAYABLE AND LINE OF CREDIT

Information relating to notes payable and line of credit follows:

	Balance at end of year	Weighted average interest rate at end of year		Maximum amount outstanding at any month-end	Average month-end balance	Weighted average interest rate for the year
March 31, 2008
Line of credit payable to bank	$12,903,000	4.69%	*	$25,288,000	$19,312,667	6.74%	*
Other demand notes payable	24,537,391	4.75%		24,634,889	22,589,485	6.41%
TOTAL	$37,440,391	4.73%		$49,922,889	$41,902,152	6.56%
March 31, 2007
Line of credit payable to bank	$22,380,000	6.93%	*	$24,380,000	$21,207,083	6.81%	*
Other demand notes payable	21,229,969	7.00%		21,229,969	19,193,775	6.96%
TOTAL	$43,609,969	6.96%		$45,609,969	$40,400,858	6.87%

* Does not consider commitment fees.

The line of credit is secured by the pledge of specific mortgage notes receivable.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
NOTES TO FINANCIAL STATEMENTS
March 31, 2008, 2007 and 2006

NOTE 2 – NOTES PAYABLE AND LINE OF CREDIT (CONTINUTED)

Maturities of notes payable and the line of credit are financed through principal payments received on loans, advances on other demand notes payable and advances on the line of credit.

Descriptions of the notes payable and the line of credit are as follows:

Line of Credit Payable to Bank

The line of credit payable to bank consists of borrowings under a loan agreement effective through December 31, 2008, that provides for a $35,000,000 line of credit with certain commitment fees. Pursuant to the agreement with the bank, Church Loans has pledged all mortgage loans, church bonds and interim construction loans to the bank to secure the line of credit. The amount owing on the line of credit must not exceed an amount equal to 85% of the outstanding principal amount of the performing mortgage loans and church bonds and 50% of the outstanding principal amount of the performing interim construction loans.

Interest accrues at a variable rate and was the thirty-day LIBOR rate plus 1.60% (4.6863%) at March 31, 2008. Interest is payable monthly.

Additionally, the line of credit requires that Church Loans' net worth be no less than $18,000,000 and its total indebtedness shall not exceed 250% of its net worth. At March 31, 2008, Church Loans' unused line of credit was $22,097,000 less than the maximum amount permitted under the agreement.

Demand Notes Payable

Notes payable consists of demand notes payable of $24,537,391 which mature during the year ending March 31, 2009. The demand notes payable bear interest, payable monthly, at 1.25% less than the prime rate (4.75% at March 31, 2008) and are unsecured (see note 6).

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

Deferred taxes were not significant to Church Loans' 2008, 2007 and 2006 financial statements.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
NOTES TO FINANCIAL STATEMENTS
March 31, 2008, 2007 and 2006

NOTE 3 – INCOME TAX PROVISION (CONTINUTED)

Total income tax provision for the years ended March 31 is less than the amount computed by applying the applicable statutory federal income tax rate (35%) to income before provision for income taxes as follows:

	2008	2007	2006

Computed "expected" federal income tax provision	$1,166,131	$950,004	$1,158,816
Increases (decreases) in taxes resulting from:
Dividends	(1,144,315)	(857,895)	(1,072,795)
Graduated rate differential	(6,938)	(8,710)	(7,460)
Difference in provision for credit losses for financial and tax purposes	87,580	-	-
Difference in accounting for interest income recognized for financial and tax purposes	(6,112)	(6,864)	(4,655)
Other	(31,988)	(31,988)	48

Actual provision for income taxes	$64,358	$44,547	$73,954

Church Loans adopted the provisions of FASB FIN 48, Accounting for Uncertainty in Income Taxes, on April 1, 2007. Management has determined that Church Loans has no material uncertain tax positions that would require recognition under FIN 48. Church Loans had no significant unrecognized tax benefits as of March 31, 2008 that, if recognized would affect the effective tax rate. Church Loans had recorded no accrued interest or penalties as of or for the year ended March 31, 2008. Church Loans had no positions for which it deemed that it is reasonably possible that the total amounts of the unrecognized tax benefit will significantly increase or decrease within the 12 months of March 31, 2008.

NOTE 4 – NET INCOME PER SHARE

Net income per share of beneficial interest is based on the weighted average number of shares outstanding, which were 10,217,094 for the years ended March 31, 2008, 2007 and 2006, respectively. There were no share equivalents or other potentially dilutive securities outstanding during any of the periods presented.

NOTE 5 – DIVIDENDS

All dividends paid by Church Loans are taxable to the recipient. A schedule of dividends paid during the years ended March 31, 2008 and 2007 and 2006 follows:

		Dividend amount
Date of record	Date paid	Per Share	Total

March 31, 2005	May 2005	$.06	$613,026
December 31, 2005	January 2006	.23	2,349,931
March 31, 2006	May 2006	.07	715,197
December 31, 2006	January 2007	.18	1,839,076
March 31, 2007	May 2007	.06	613,026
December 31, 2007	January 2008	.25	2,554,274

In April 2008, a dividend of $715,197 ($0.07 per share) was declared for shareholders of record on
March 31, 2008.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
NOTES TO FINANCIAL STATEMENTS
March 31, 2008, 2007 and 2006

NOTE 6 - RELATED PARTY TRANSACTIONS

Other demand notes payable at March 31, 2008 and 2007 included notes totaling $13,059,425 and $11,994,086, respectively, which represent borrowings from related parties. The notes bear interest at 1.25% less than the prime rate (4.75% at March 31, 2008) and are unsecured. Interest expense incurred on related party other demand notes payable was approximately $854,000, $723,000 and $555,000 for the years ended March 31, 2008, 2007 and 2006, respectively.

NOTE 7 - CASH FLOW INFORMATION

Supplemental information on cash flows and noncash transactions for the years ended March 31 is as follows:

	2008	2007	2006
Supplemental cash flow information

Interest paid	$2,822,550	$2,789,020	$1,891,715

Income taxes paid	$10,228	$67,089	$76,252

Schedule of noncash investing activity:

Real estate acquired through foreclosure	$-	$1,735,650	$-

NOTE 8 – SIMPLE RETIREMENT PLAN

Church Loans participates in a Simplified Employee Pension – Individual Retirement Accounts Contribution Agreement. Church Loans agrees to provide discretionary contributions in each calendar year to the individual retirement account or individual retirement annuity of all employees who are at least 21 years old and have performed services for Church Loans in at least three years of the immediately preceding five years. Church Loans contribution amounted to approximately $61,000, $58,000 and $59,000 for the years ended March 31, 2008, 2007, and 2006, respectively.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Church Loans is a party to financial instruments with off-balance-sheet risk in the normal course of business. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have variable interest rates, fixed expiration dates or other termination clauses and require payment of a fee. Since some of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Church Loans evaluates each customer's credit worthiness on a case-by-case basis. Collateral generally includes real estate properties. The exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit is represented by the contractual amount. At March 31, 2008, Church Loans had outstanding loan commitments (by contract amounts) of approximately $14,868,000. Management does not anticipate any losses as a result of these transactions.

Church Loans is involved in litigation in the normal course of business and, in the opinion of management; such litigation will have no material effect on Church Loans' financial statements.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
NOTES TO FINANCIAL STATEMENTS
March 31, 2008, 2007 and 2006

NOTE 10 - DISCLOSURE ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments, the results of applying such methods and assumptions to the financial instruments and limitations inherent in fair value estimates:

Cash and Cash Equivalents

The assets are considered short-term instruments for which the carrying amount is a reasonable estimate of fair value.

Loans and Church Bonds

Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, such as mortgage and interim construction loans and church bonds. Each loan category is further segmented into fixed and adjustable rate interest terms. For variable-rate loans, primarily interim construction loans, that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair value of fixed-rate mortgage loans and bonds is generally estimated by discounting the future cash flows through the estimated maturity using the current rates at which similar loans would be made to borrowers with similar credit ratings. The estimate of maturity is based on Church Loans' historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions. The carrying value of loans and bonds, net of the allowance for credit losses was $66,145,810 and $71,856,681 and the fair value of loans and bonds was approximately $71,662,000 and $58,568,000 at March 31, 2008 and 2007, respectively.

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

Item 9:

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A(T): CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 or 15d-15 as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(e) or 15d-15(e), were effective as of the end of the period covered by this Annual Report on Form 10-K to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management’s annual report on internal control over financial reporting is contained in Item 8 of this Report.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting during our fiscal quarter ending March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B: OTHER INFORMATION

None.

PART III

Item 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)

Board of Trust Managers. The following information is furnished as to each individual who now serves as a member of our Board of Trust Managers:

B. R. McMorries, age 81, is a consulting engineer. He has served as a Trust Manager since 1963. He serves as Chairman of the Board of Trust Managers.

Larry G. Brown, age 65, is the President of Larry Brown Realtors, Inc. and is a licensed realtor. He has served as a Trust Manager since 1981. He serves as Vice-Chairman of the Board of Trust Managers.

Jack R. Vincent, age 78, is engaged in farming and ranching operations. He has served as a Trust Manager since 1989.

Steven Rogers, age 60, is a commercial real estate agent. He has served as a Trust Manager since 1990.

Michael A. Bahn, age 64, is the Vice-President of Amarillo Blueprint Co., an office equipment and supply and reproduction services business. He has served as a Trust Manager since 1997. He serves as Secretary of the Board of Trust Managers.

Michael W. Borger, age 53, is the President of Turnkey Leasing, Ltd., an equipment leasing business. Mr. Borger has served as a Trust Manager from 1988 to 1990 and again since 2002.

Stephen W. Myers, age 52, is the principal owner and President of Turnkey Computer Systems, LLC, a computer software provider with emphasis in the cattle feeding industry. Mr. Myers has served as a Trust Manager since January 2008.

E. Stan Morris, Jr., age 60, is a certified public accountant and an employee of the public accounting firm of Brown, Graham & Company, P.C. Mr. Morris has served as a Trust Manager since January 2008.

(b)

Executive Officers. The following information is furnished as to each individual who now serves as an executive officer and who is not mentioned under "Board of Trust Managers" above:

M. Kelly Archer, age 56, serves as President, Manager of Operations and Chief Executive Officer. As such, Mr. Archer functions as our Executive Officer. Mr. Archer has served in this capacity for 26 years.

Robert E. Martin, age 58, serves as our Senior Vice-President-Lending. Mr. Martin has served in such capacity since 1999. Prior to serving in such capacity, Mr. Martin served as the President/CEO of Santa Fe Federal Credit Union. Mr. Martin also served as a member of our Board of Trust Managers prior to becoming our Senior Vice-President.

Robert E. Fowler, age 55, serves as our Senior Vice-President-CFO and Information Systems. Mr. Fowler has served in such capacity for 26 years.

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

(h)

Identification of the Audit Committee.

We have an Audit Committee which consists of Messers McMorries, Morris, Vincent and Borger. This committee, which met twelve times during our last fiscal year, is primarily responsible for: reviewing the activities of our independent auditors; reviewing and evaluating recommendations of the auditors; recommending areas of review to our management; reviewing our loans to determine the recommended credit loss reserve and review and classification of past due loans; and reviewing and evaluating our accounting policies, reporting practices and internal controls.

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

Church Loans & Investments Trust

Attn: Mr. Kelly Archer

5305 I-40 West

Amarillo, Texas 79106

Telephone: (806) 358-3666

E-mail: karcher@churchloans.com

Item 11: EXECUTIVE COMPENSATION

(a) Executive Officers:

The following table sets forth certain information regarding compensation paid during each of our last three fiscal years to our Manager of Operations (CEO) and Chief Financial Officer (CFO). We have no other executive officers whose salary, bonuses and other compensation earned during fiscal 2008 exceeded $100,000 for services rendered in all capacities.

Annual Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compensation
CEO - M. Kelly Archer Manager of Operations	2008 2007 2006	$115,704 112,854 110,850	$-0- -0- 12,000	$19,650 19,500 19,350

CFO - Robert E. Fowler	2008 2007 2006	$75,542 73,760 72,130	$-0- -0- 6,000	$12,844 12,750 12,656

Other Annual Compensation paid to or for the benefit of Mr. Archer and Mr. Fowler represents annual contributions to the SEP (Simplified Employee Pension) accounts for Mr. Archer and Mr. Fowler.

(b) Trust Managers' Compensation:

Our Board of Trust Managers was paid $51,700 in cash as a group during the last fiscal year for services as Trust Managers. The Chairman of the Board of Trust Managers, B. R. McMorries, is paid $500 per month for serving in such capacity. The remaining members of the Board of Trust Managers are paid $300 per month for serving as a member of the board. All Trust Managers are paid an additional $100 per board or committee meeting attended. In addition, a Trust Manager receives $400 per day for their services when out of town on trust business.

The members of the Board of Trust Managers are not otherwise employed or compensated by us.

(c) Compensation Committee Interlocks and Insider Participation:

We have a Compensation Committee which consists of Messers Rogers, Borger and Brown. This committee did not meet during the Trust's last fiscal year. The Compensation Committee is primarily responsible for reviewing the compensation of the Trust's staff and making recommendations regarding same to the Board of Trust Managers. Mr. Brown also serves as Vice-Chairman of the Board of Trust Managers. However, Mr. Brown receives no compensation as an officer of the Trust other than the board fees described above.

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

By: Stephen Rogers, Chairman Michael W. Borger Larry G. Brown

Item 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)

The following table indicates the persons known by us to own beneficially more than 5 percent of our shares of beneficial interest as of March 31, 2008:

Name and Address of Beneficial Owner	Amount of and Nature of Beneficial Ownership	Percent of Class
Edith M. Brandon 3001 Teckla, Amarillo, TX 79106	605,323 shares	5.92%

(b)

The following table indicates the number of our shares of beneficial ownership owned by the Board of Trust Managers and Executive Officers, individually and as a group as of March 31, 2008:

Name and Address of Beneficial Owner	Amount of and Nature of Beneficial Ownership*	Percent of Class
B. R. McMorries 1601 Jordan, Amarillo, TX 79106	423,672	4.15%

Larry G. Brown 4210 Palacio Drive, Amarillo, TX 79109	42,787	0.42%

Jack R. Vincent 6303 Stoneham Drive, Amarillo, TX 79109	12,500	0.12%

Steven Rogers 6206 Calumet, Amarillo, TX 79106	2,800	0.03%

Michael A. Bahn 1612 S. Travis, Amarillo, TX 79102	1,650	0.02%

Stephen W. Myers 8401 New England Drive, Amarillo, TX 79119	50,000	0.49%

Michael W. Borger 43 Cypress Point, Amarillo, TX 79124	63,000	0.62%

E. Stan Morris, Jr. 6308 Calumet Road, Amarillo, TX 79106	-0-	0.00%

M. Kelly Archer 7200 Dreyfuss Road, Amarillo, TX 79106	248,568	2.43%

Robert E. Fowler 6714 Mosley St., Amarillo, TX 79119	9,302	0.09%

Robert E. Martin 8 Country Club Drive, Amarillo, TX 79124	10,261	0.10%

All Trust Managers and Executive Officers as a Group	864,540	8.46%

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

(d)

Securities Authorized for Issuance under Equity Compensation Plans.

None.

Item 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We issue a limited number of "Master Notes" which are unsecured debt instruments. We pay the obligee of such notes interest at the rate of one and one-quarter percent per annum (1.25%) less than the prime lending rate of Amarillo National Bank, our primary lender. As of March 31, 2008 we had entered into Master Note Agreements with B. R. McMorries, Chairman of the Board of Trust Managers, and related persons, in the amount of $3,793,949; Larry Brown, Vice-Chairman of the Board of Trust Managers and related persons, in the amount of $1,111,078; M. Kelly Archer, President, Manager of Operations and CEO of the Trust and related persons, in the amount of $181,883; Stephen W. Myers, a member of the Board of Trust Managers, and related persons in the amount of $301,451; Michael W. Borger, and related persons, in the amount of $754,782; and Edith M. Brandon, a person owning more than 5% of the outstanding stock of the Trust, and related persons, in the amount of $6,531,294. The terms of such Master Notes are the same as Master Notes entered into with other unrelated persons, except as to the amounts thereof.

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

Item 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Trust Managers has selected Clifton Gunderson LLP, independent certified public accountants, as the auditors of our financial statements for the fiscal year ending March 31, 2009. At the meeting of the shareholders to be held on August 26, 2008, the shareholders will vote upon a proposal to ratify the selection of this firm as auditors. No member of such firm, or any associate thereof, has any financial interest in us.

Audit Fees

The aggregate fees billed for professional services rendered for the audit of our annual financial statements for the most recent fiscal year, the review of the financial statements included in our Form 10-Q for such fiscal year, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements were $75,450 as compared to $70,950 for the fiscal year ended March 31, 2007.

Audit-Related Fees

None.

Tax Fees

The aggregate fees billed us for tax services, including preparation of our tax return and tax related matters, were $8,010 for the most recent fiscal year as compared to $7,045 for the fiscal year ended March 31, 2007.

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

(11)	Statement regarding computation of per share earnings-omitted since information necessary to make the computation is included in the Financial Statements and Note 4 thereto.
(12)	Not applicable.
(13)	None
(14)	Code of Ethics for Officers
(16)	None
(18)	None
(21)	None
(22)	None
(23)	None
(24)	None
(31)	(i)(1) Certification of President (Principal Executive Officer and CEO) Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).
(2) Certification of Senior Vice-President and CFO (Principal Financial Officer) Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).
(ii) None
(32)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(33)	None
(34)	None
(35)	None
(99)	None
(100)	None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHURCH LOANS & INVESTMENTS TRUST

	By:	/s/ B.R. McMorries
B.R. McMorries Chairman of the Board of Trust Managers

DATED: June 27, 2008

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ B.R. McMorries B.R. McMorries	Chairman of the Board of Trust Managers	6/27/2008

/s/ Larry G. Brown Larry G. Brown	Vice-Chairman of the Board of Trust Managers	6/27/2008

/s/ Michael A. Bahn Michael A. Bahn	Secretary of the Board of Trust Managers	6/27/2008

/s/ M. Kelly Archer M. Kelly Archer	President, Principal Executive Officer and CEO	6/27/2008

/s/ Robert E. Fowler Robert E. Fowler	Senior Vice-President and Chief Financial Officer	6/27/2008

/s/ Jack R. Vincent Jack R. Vincent	Trust Manager	6/27/2008

/s/ Steven Rogers Steven Rogers	Trust Manager	6/27/2008

/s/ Stephen W. Myers Stephen W. Myers	Trust Manager	6/27/2008

/s/ Michael W. Borger Michael W. Borger	Trust Manager	6/27/2008

/s/ E. Stan Morris, Jr. E. Stan Morris, Jr.	Trust Manager	6/27/2008

Service Mark and Copyright Notice

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