Form 10-Q
period 2008-06-30
CHURCH LOANS & INVESTMENTS TRUST
filed 2008-08-13
CIK 20199

United States Securities and Exchange Commission

Washington, D.C. 20549
____________

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15[d] OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________.

Commission File No. 0-8117
____________

CHURCH LOANS & INVESTMENTS TRUST	®

(Exact name of registrant as specified in its charter)

Texas	75-6030254
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5305 W Interstate 40, Amarillo, Texas	79106-4759
(Address of principal executive office)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding at August 13, 2008
Shares of beneficial interest, $0.00 par value per share	10,217,094

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
Condensed Balance Sheets (Unaudited)
June 30, 2008 and March 31, 2008

ASSETS
	June 30, 2008	March 31, 2008

CASH AND CASH EQUIVALENTS	$205,564	$109,987
RECEIVABLES
Mortgage loans and church bonds – performing	50,113,607	50,389,558
Interim construction loans – performing	11,886,640	11,611,879
Nonperforming mortgage loans, church bonds and interim construction loans	4,936,597	5,930,850
Less: Allowance for credit losses	(1,786,477)	(1,786,477)
	65,150,367	66,145,810
Accrued interest receivable	609,859	608,930
Notes receivable	2,000	2,000
Net receivables	65,762,226	66,756,740
PROPERTY AND EQUIPMENT, net	216,480	216,996
OTHER REAL ESTATE OWNED	1,735,650	1,735,650
OTHER ASSETS	86,066	36,950
TOTAL ASSETS	$68,005,986	$68,856,323

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Notes payable and line of credit:
Related parties	$13,774,446	$13,059,425
Other	22,476,179	24,380,966
	36,250,625	37,440,391
Accrued interest payable	39,788	49,617
Other	221,513	183,011
Total liabilities	36,511,926	37,673,019

SHAREHOLDERS’ EQUITY
Shares of beneficial interest, no par value; authorized shares unlimited, 10,223,690 shares issued	29,762,291	29,762,291
Undistributed net income	1,748,259	1,437,503
Treasury shares, at cost (6,596 shares)	(16,490)	(16,490)
Total shareholders’ equity	31,494,060	31,183,304
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$68,005,986	$68,856,323
These condensed financial statements should be read only in connection with the accompanying notes to condensed financial statements.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
Condensed Statements of Income (Unaudited)
Three-month periods ended June 30, 2008 and 2007

	Three-month periods ended June 30,
	2008	2007
INTEREST AND FEE INCOME:
Interest income	$1,572,430	$1,574,224

Fee income	112,452	170,156

Interest and fee income	1,684,882	1,744,380

INTEREST EXPENSE	361,860	765,147

Net interest income	1,323,022	979,233

PROVISION FOR CREDIT LOSSES	-	-

Net interest income less provision for possible credit losses	1,323,022	979,233

OTHER INCOME

Gain on sale of other real estate owned	-	508,555

Other	6,886	22,411
Other income	6,886	530,966

OTHER OPERATING EXPENSES

General and administrative	284,955	626,919

Board of Trust Managers’ fees	19,000	11,700

Total other operating expenses	303,955	638,619

NET INCOME	$1,025,953	$871,580

NET INCOME PER SHARE	$.10	$.09

DIVIDENDS PER SHARE	$.07	$.06

These condensed financial statements should be read only in connection with the accompanying notes to condensed financial statements.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
Condensed Statements of Cash Flows (Unaudited)
Three-month periods ended June 30, 2008 and 2007
	Three-month periods ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,025,953	$871,580
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	516	516
Gain on sale of other real estate owned	-	(508,555)
Amortization of loan discounts	(3,649)	(10,860)
Amortization of commitment fees	(110,194)	(152,974)
Changes in:
Accrued interest receivable	(929)	(47,419)
Accrued interest payable	(9,829)	(1,425)
Federal income tax payable	(22,739)	-
Other liabilities	61,241	196,335
Other, net	(49,116)	(604,923)
Net cash provided (used) by operating activities	891,254	(257,725)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in mortgage and interim construction loans and church bonds	(1,917,164)	(11,315,994)
Payments received on mortgage and interim construction loans and church bonds	3,026,450	8,911,520
Proceeds from sale of other real estate owned	-	1,025,000
Net cash provided (used) by investing activities	1,109,286	(1,379,474)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on notes payable and line of credit	4,699,938	13,758,711
Principal payments on notes payable and line of credit	(5,889,704)	(11,525,415)
Cash dividends	(715,197)	(613,026)
Net cash provided (used) by financing activities	(1,904,963)	1,620,270
Increase (decrease) in cash and cash equivalents	95,577	(16,929)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	109,987	95,412

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$205,564	$78,483

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$371,689	$766,572

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

NOTE 2 - WEIGHTED AVERAGE INTEREST RATES

Weighted average interest rates and net interest rate margins at June 30, 2008 and 2007, were as follows:

	Mortgage loan and church bond portfolio	Total indebtedness	Net interest rate margin
June 30, 2008	8.40%	3.83%	4.57%
June 30, 2007	8.45%	6.96%	1.49%

NOTE 3 - CONTRACTUAL MATURITIES

Scheduled principal payments on mortgage loans, church bonds and interim construction loans and indebtedness (including notes payable) outstanding at June 30, 2008, for the five twelve-month periods subsequent to June 30, 2008, follow:

Twelve-month period ending June 30,	Mortgage loans, church bonds and interim loans	Total Indebtedness
2009	$ 15,170,830	$ 36,250,625
2010	2,447,199	-
2011	2,607,166	-
2012	2,746,140	-
2013	2,717,816	-

NOTE 4 - MORTGAGE LOANS, CHURCH BONDS AND INTERIM CONSTRUCTION LOANS

Mortgage loans, church bonds and interim construction loans on which the accrual of interest had been discontinued amounted to $4,936,597 and $5,981,465 at June 30, 2008 and 2007, respectively. If interest on these mortgage loans, church bonds and interim construction loans had been accrued as earned, interest and fees on loans in the accompanying condensed statements of income would have been increased by approximately $36,000 and $114,000 for the three-month periods ended June 30, 2008 and 2007, respectively. Interest income actually recognized on such loans during 2008 and 2007 was approximately $61,000 and $19,000, respectively.

CHURCH LOANS & INVESTMENTS TRUST

(A Real Estate Investment Trust)

Notes to Condensed Financial Statements (Unaudited)

NOTE 5 – FAIR VALUE MEASUREMENTS

Effective April 1, 2008, the Trust adopted SFAS No. 157, “Fair Value Measurements,” which requires disclosures for those assets and liabilities carried in the balance sheet on a fair value basis.  The Financial Accounting Standard Board (FASB) has deferred the effective date of SFAS No. 157 until 2009 for nonfinancial assets and liabilities which are recognized at fair value on a nonrecurring basis.  For the Trust, this deferral applies to other real estate owned.

SFAS No. 157 requires that assets and liabilities carried at fair value also be classified and disclosed according to the process for determining fair value.  There are three levels of determining fair value.

Level 1 uses quoted market prices in active markets for identical assets or liabilities.

Level 2 uses observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3 uses unobservable inputs that are not corroborated by market data.

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets carried on the balance sheet by caption and by level with the SFAS No. 157 valuation hierarchy as of June 30, 2008:

Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired Loans	$ 10,506,312	$ -	$ -	$ 10,506,312

Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent.

On February 15, 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159, "The Fair Value Opinion for Financial Assets and Financial Liabilities" (FAS 159). FAS 159 permits, but does not require, entities to measure selected financial assets and liabilities at fair value. Changes in fair value are recorded through the income statement in subsequent periods. The statement provides for a one time opportunity to transfer existing assets and liabilities to fair value at the point of adoption with a cumulative effect adjustment recorded against equity. After adoption, the election to report assets and liabilities at fair value must be made at the point of their inception. There was no impact on the financial statements of the Trust as a result of the adoption of FAS 159 during the first quarter of fiscal year 2009 since the Trust has not elected the fair value option for any eligible items, as defined in FAS 159.

NOTE 6 – LEGAL CONTINGENCIES

Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Trust's financial statements.

NOTE 7 – RECLASSIFICATION

Certain amounts in prior quarters have been reclassified to conform with the current year presentation.

This information is an integral part of the accompanying condensed financial statements.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Revenue Recognition.  We accrue interest income as it is earned.  All past due loans are reviewed monthly by management and the Loan Committee.  In the past, this has been the responsibility of the management and the Audit Committee.  However, effective July 1, 2008, the board of trust managers shifted the Audit Committee’s responsibilities relative to the review of past due loans and the classification of the past due loans to the Loan Committee.

A past due loan is evaluated based upon the payment history, opinion of the ultimate collectibility of the principal and interest and other experience factors.  The accrual of interest is generally discontinued on loans and church bonds more than 90 days past due unless the credit is well secured and in process of collection.  In all cases, loans and bonds are placed on nonaccrual or charged-off at an earlier date, if collection of principal or interest is considered doubtful.

Once a loan is placed on non-accrual, the loan will be classified as either “cash basis” or “capital recovery.”  A loan is typically classified as “cash basis” if the Loan Committee believes, based upon several factors, that there is a strong likelihood that the principal of the loan will be recovered, but is concerned that all of the interest will be recovered.  If a loan is classified as “cash basis,” then interest payments received will be applied to interest income.  A loan is typically classified as “capital recovery” if the Loan Committee believes, based upon several factors, that there is a strong likelihood that we may not be able to recover all of the principal balance of the loan.  In the event that a loan is classified as “capital recovery,” then payments received are applied to principal first and then to interest.

The actual decision to place a loan on non-accrual and the classification of the loan as either “cash basis” or “capital recovery” is made by the Loan Committee with input from management.

Non-accrual status loans are returned to an accrual status when in the opinion of the Loan Committee, based upon input from management, that such is warranted based upon the passing of a sufficient time period during which the principal and interest have become current and remain current and, therefore, the loan, both principal and interest, is anticipated to be fully collectible.

Allowance for Credit Losses.  The Audit Committee reviews the allowance for credit losses at least quarterly.  The provision for losses is based on an amount that is adequate, in the opinion of the Audit Committee, based upon input from management, to absorb losses inherent in the existing portfolio.  The evaluation, which includes a review of all loans on which full collection may not be reasonably assumed, considers among other factors, general economic conditions, the fair market value or estimated net realizable value of the underlying collateral securing the loan, past experience, trends in loan delinquency and other factors that warrant recognition in providing for an adequate allowance to absorb inherent losses.  The evaluation by the Audit Committee includes a review of a quarterly grading methodology performed by management on all past-due loans.  The Audit Committee, based upon its evaluation and review, then makes a recommendation to the full Board of Trust Managers as to the recommended amount of the credit loss reserve.  The Board of Trust Managers, based upon the recommendation of the Audit Committee, establishes the amount of the allowance for credit losses and any adjustments to such allowance.

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

Management has discussed our critical accounting policies and the development, selection and disclosure of the estimates and alternatives with the Audit Committee and the Loan Committee of the Board of Trust Managers and obtained their approval of the applicable disclosures contained in this report.

Overview

We were founded in May of 1959 and were organized to assist churches with the financing of purchases and construction of church facilities.  We have also made loans for the financing of assisted living centers.  Although we were originally organized under the corporate structure, we reorganized in 1963 as a real estate investment trust in order to take advantage of the favorable provisions of the federal tax law applicable to real estate investment trusts.

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

Results of Operations—Three-month period ended June 30, 2008 as compared to the three-month period ended June 30, 2007

Our revenues are derived from interest income and fees earned on loans as well as, to a lesser degree, interest earned on church bonds and short-term investments.  During the three-month period ended June 30, 2008, interest income and fees decreased by $59,498 (3%) over the three-month period ended June 30, 2007.

The components of our interest income and fees during the three-month period ended June 30, 2008 as compared to the three-month period ended June 30, 2007 are as follows:

Table 1 – Interest Income and Fees

	For the Three Months Ended 06/30/08	For the Three Months Ended 06/30/07	Increase (Decrease)
Interest income:

Mortgage loans	$1,248,555	$1,047,408	$201,147

Interim loans	289,926	492,132	(202,206)

Commitment fees	112,452	170,156	(57,704)

Other income and fees	33,949	34,684	(735)

Total	$1,684,882	$1,744,380	$(59,498)

The decrease in interest income and fees for the three-month period ended June 30, 2008, as compared to the three-month period ended June 30, 2007 was primarily attributable to a decrease in the loan portfolio during each of the three months during the three-month period ended June 30, 2008 as compared to each of the three months during the three-month period ended June 30, 2007, a decrease in the weighted average interest rate on our portfolio of loans and the decrease in the recognition in income resulting from deferred commitment fees.

Total interest income on mortgage loans and interim loans decreased slightly during the three-month period ended June 30, 2008 as compared to the three-month period ended June 30, 2007.  The increase in interest income on mortgage loans of $201,147 was offset by a decrease of $202,206 in interest income on interim loans.   The decrease in interest income on interim loans is due to the decrease in the amount of interim loans on June 30, 2008 as compared to June 30, 2007 and the decrease in the rate of interest on such interim loans.  Performing interim loans as of June 30, 2008 were $11,886,640 as compared to $21,358,476 as of June 30, 2007, a decrease of $9,471,836 (44%).  The rate of interest on our portfolio of interim loans was 8.80% as of June 30, 2008 as compared to 9.75% as of June 30, 2007, a decrease of 95 basis points.

Our portfolio of performing mortgage loans increased from $48,494,304 as of June 30, 2007 to $50,113,607 as of June 30, 2008, an increase of $1,619,303 or 3%.  Furthermore, the weighted average rate of interest on our portfolio of performing mortgage loans increased from 7.91% as of June 30, 2007 to 8.30% as of June 30, 2008, an increase in 39 basis points.

Our total loan portfolio decreased during the three-month period ended June 30, 2008 as compared to the three-month period ended June 30, 2007.  The following table compares our portfolio of loans, net of mortgage discounts and deferred commitment fees, as of June 30, 2008 to June 30, 2007:

Table 2 – Mortgage Loans, Church Bonds and Interim Loans as of June 30, 2008 and 2007

Type of Loan	06/30/08	06/30/07	Increase (Decrease)

Total Mortgage and church bonds	$53,950,204	$53,375,769	$574,435

Performing mortgage and church bonds	50,113,607	48,494,304	1,619,303

Total Interim loans	12,986,640	22,458,476	(9,471,836)

Performing interim loans	11,886,640	21,358,476	(9,471,836)

Total loan portfolio	66,936,844	75,834,245	(8,897,401)

Total performing loan portfolio	62,000,247	69,852,780	(7,852,533)

Our loan portfolio decreased in each of the three months during the three-month period ended June 30, 2008 as compared to each of the three months during the three-month period ended June 30, 2007.    Table 3 below sets forth the month ending values of our loan portfolio, net of mortgage discounts and deferred commitment fees, for each of the three months during the three-month period ended June 30, 2008 and June 30, 2007, respectively:

Table 3 – Month-End Portfolio Values

Month	2008	2007	Difference

April	$67,469,937	$75,224,697	$(7,754,760)
May	67,605,082	73,025,212	(5,420,130)
June	66,936,844	75,834,245	(8,897,401)

Monthly Average:	$67,337,288	$74,694,718	$(7,357,430)

Non-performing loans, church bonds and interim loans decreased from $5,981,465 as of June 30, 2007 to $4,936,597 as of June 30, 2008, a decrease of $1,044,868.  The accrual of interest on these loans has been discontinued.  If interest on these mortgage loans, church bonds and interim loans had been accrued as earned, interest and fees on loans would have been increased by approximately $36,000 and $114,000 for the three-month periods ended June 30, 2008 and 2007, respectively.  Interest income actually recognized on such loans during the three-month period ended June 30, 2008 and 2007 was approximately $61,000 and $19,000, respectively.

The weighted average interest rate on our loans and church bonds decreased from 8.45% as of June 30, 2007 to 8.40% as of June 30, 2008.  This decrease in the weighted average interest rate on our loans contributed to the decrease in our interest income during the three-month period ended June 30, 2008 as compared to the three-month period ended June 30, 2007.

Commitment fees earned during the three-month period ended June 30, 2008 were $112,452 as compared to $170,156 for the three-month period ended June 30, 2007, a decrease of $57,704 or 34%.

Net income for the three-month period ended June 30, 2008 was $1,025,953 ($.10 per share), an increase of $154,373 (18%) as compared to the three-month period ended June 30, 2007.  This increase was primarily attributable to the increase in net interest income and to a decrease in general and administrative expenses.

Net interest income increased from $979,233 for the three-month period ended June 30, 2007 to $1,323,022 for the three-month period ended June 30, 2008, an increase of $343,789 (35%).  This increase in our net interest income for the three-month period ended June 30, 2008 as compared to the three-month period ended June 30, 2007 was the result of a significant decrease in our interest expense.

Our total liabilities decreased from $46,224,751 as of June 30, 2007 to $36,511,926 as of June 30, 2008.  Furthermore, the weighted average interest rate on our debt decreased from 6.96% as of June 30, 2007 to 3.83% as of June 30, 2008. This decrease is directly related to the decrease in the Prime Rate and LIBOR. See Inflation on page 12 for a discussion on how these rates affect our expenses. Our interest expense decreased from $765,147 for the three-month period ended June 30, 2007 to $361,860 for the three-month period ended June 30, 2008, a decrease of $403,287 or 53%.

The following table illustrates the average month end liabilities during the three-month period ended June 30, 2008 as compared to the same period ended June 30, 2007:

Table 4 - Month End Total Liabilities for Each Month in the Three-Month Period Ended June 30, 2008 and June 30, 2007

Month	2008	2007	Difference

April	$37,441,086	$45,880,132	$(8,439,046)
May	37,192,614	43,493,942	(6,301,328)
June	36,511,926	46,224,751	(9,712,825)

Monthly Average:	$37,048,542	$45,199,608	$(8,151,066)

General and administrative expenses decreased from $626,919 for the three-month period ended June 30, 2007 to $284,955 for the three-month period ended June 30, 2008, a decrease of $341,964 or 55%.  This decrease in general and administrative expenses is primarily attributable to decrease in expenses relating to property held as a result of the foreclosure of defaulted loans. This property was sold during the three-month period ending June 30, 2007. At the time of sale, we paid $281,250 in expenses related to the property. These expenses included unpaid water and sewer charges, real estate taxes, as well as transfer taxes associated with the sale of the property.

Other income decreased from $530,966 for the three-month period ended June 30, 2007 to $6,886 for the three-month period ended June 30, 2008, a decrease of $524,080.  Contributing to the large amount of other income for the three-month period ended June 30, 2007 was the recognition of gain of $508,555 from the sale of property located in Bronx, NY that was obtained through foreclosure of a defaulted loan.

As of June 30, 2008, there were 10,217,094 shares of certificates of beneficial interest outstanding.  Net income per share increased from $.09 per share for the three-month period ended June 30, 2007 as compared to $.10 per share for the three-month period ended June 30, 2008.  This increase was attributable to the increase in our net income discussed above.

Financial Condition—June 30, 2008 as compared to March 31, 2008.

Our portfolio of performing mortgage loans and church bonds decreased from $50,389,558 as of March 31, 2008 to $50,113,607 as of June 30, 2008.  Our portfolio of performing interim loans increased during the three-month period ended June 30, 2008 from $11,611,879 to $11,886,640.  Mortgage loans, interim loans and church bonds, including non-performing mortgage loans, church bonds and interim loans, held by us decreased from $67,932,287 as of March 31, 2008 to $66,936,844 as of June 30, 2008, a decrease of $995,443 (1%). Impaired loans were approximately $10,506,000 at June 30, 2008 as compared to approximately $11,639,000 at March 31, 2008.

Nonperforming mortgage loans, church bonds and interim loans decreased from $5,930,850 as of March 31, 2008 to $4,936,597 as of June 30, 2008.   Total performing mortgage loans, church bonds and interim loans decreased slightly from $62,001,437 as of March 31, 2008 to $62,000,247 as of June 30, 2008, a decrease of $1,190.  Consistent with the decrease in loans, total assets decreased from $68,856,323 as of March 31, 2008 to $68,005,986 as of June 30, 2008, a decrease of $850,337 (1%).

Our liabilities decreased from $37,673,019 as of March 31, 2008 to $36,511,926 as of June 30, 2008.

Shareholders’ equity increased by $310,756 from March 31, 2008 to June 30, 2008.   This is attributable to the increase in undistributed net income from $1,437,503 as of March 31, 2008 to $1,748,259 as of June 30, 2008.

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

Our level of liquidity based upon cash and cash equivalents increased by $95,577 during the three-month period ended June 30, 2008 leaving us with cash and cash equivalents of $205,564 as of June 30, 2008.  During this same period, we invested $1,917,164 in mortgage and interim construction loans using net cash provided by operating activities in the amount of $891,254, principal payments received on our loan portfolio in the amount of $3,026,450, and $4,699,938 in borrowing on master notes and our line of credit.  The total liquidity available to invest in mortgage and interim construction loans was reduced by $715,197 paid in cash dividends during the three-month period ended June 30, 2008 and the reduction in our borrowings on our bank line of credit and Master Note agreements in the amount of $5,889,704.

Our primary debt obligations consist of our bank line of credit owing to Amarillo National Bank and Master Note Agreements with various persons.  Pursuant to our January 31, 2006 loan agreement with the bank, we have a $35,000,000 line of credit for a term of three years, maturing December 31, 2008.

As of June 30, 2008, our total liabilities outstanding were $36,511,926.  The amount owing on the line of credit as of June 30, 2008 was $12,253,000.  It is anticipated that the line of credit will be renewed at the expiration of its three-year term.  In the event that the bank elects not to renew the line of credit, we may, under the terms of the loan agreement, retire the line of credit over a period of time, not to exceed five years, equal to the weighted average remaining term of a pool of our real estate lien notes which would be pledged to secure the remaining balance of the bank line of credit.

At June 30, 2008, loans to us under Master Note Agreements, which are in effect demand notes, totaled $23,997,625.  In the past, we have utilized our bank line of credit and the principal paid to us upon our outstanding loan portfolio in order to meet our maturing obligations.

Although our cash and cash equivalents as of June 30, 2008 were only $205,564 the balance which could be borrowed by us upon our bank line of credit as of June 30, 2008 was $22,747,000.  The principal payments scheduled to be received on our loan portfolio for the fiscal year ending June 30, 2009 are $15,170,830.  Assuming all of these scheduled principal payments are received, these payments, together with the balance available to us on our bank line of credit, should provide us with sufficient funds to meet our maturing obligations and fund loan commitments without the necessity of borrowing funds from other sources.  Based upon our success in obtaining borrowings in the past, we are confident that, should it be necessary, we will be able to obtain additional bank financing in the future in sufficient amounts for us to timely meet all of our obligations.

Should all the scheduled principal payments upon loans not be received, and should we be unable to borrow against our line of credit, and should borrowings from other sources not be available, it would be necessary to sell a portion of our mortgage loan portfolio in order to meet all of our financial obligations.  At June 30, 2008, the principal balance of our loan and church bond portfolio was $66,936,844, net of unamortized purchase discounts and deferred commitment fees.  The weighted average interest rate on loans and church bonds was 8.40% per annum.  In view of the normal marketability of conventional loans, we might be required to discount a majority of these loans in order for them to be attractive for purchase.  The principal amount of these loans if discounted to yield a weighted average interest rate of 12%, 14% and 16% would be $46,688,449, $40,018,671, and $35,016,338, respectively.  There is no assurance that we would be able to sell all, or a portion of, our portfolio of loans, in which event, it would be necessary to secure a loan, or loans, from a lender in order to meet our financial obligations.  There is no assurance that we would be able to secure a loan in such instance.  We have sold only one of our loans in our mortgage loan portfolio and, therefore, have limited experience in this area.  Furthermore, if required to discount our loans in excess of 15.34%, then we would not realize sufficient funds from the sale of the loans to retire all of our debt.

Principal payments scheduled to be received upon our permanent loan portfolio during the twelve-month period ending June 30, 2009, if not used to fund new loan commitments, would be used to reduce our outstanding indebtedness.  Should we use the payments of principal which shall be received upon our loan portfolio to reduce our outstanding indebtedness, our interest expense will decrease.  In such instance, whether the decrease in the interest income will exceed, or be less than, the decrease in the interest expense will largely be dependent upon the prime rate of interest prevailing at such time due to the fact that the interest to be earned upon our mortgage loan portfolio is generally based upon a fixed rate of interest or a variable rate of interest that periodically reprices, while the interest to be paid upon our outstanding debts is directly, or indirectly, tied to the prime rate of interest charged by major banks.

Pursuant to the loan agreement with the bank, we have pledged all of our mortgage loans, church bonds and interim construction loans to the bank to secure the line of credit.  The amount owing on the line of credit must not exceed an amount equal to 85% of the outstanding principal amount of the performing mortgage loans and church bonds and 50% of the outstanding principal amount of the performing interim construction loans.  Applying that borrowing limit to our loan portfolio as of June 30, 2008, we can borrow up to the entire $35,000,000 line of credit limit.  However, during the term of the loan agreement, we would not have the right to sell our loans, without the bank’s consent, since all of our loans have been pledged to the bank to secure the line of credit.  Therefore, under our loan agreement, it will be very difficult, if not impossible, to sell our loans to meet our financial obligations.

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

Inflation

At June 30, 2008, the weighted average interest rate on our mortgage loan and church bond portfolio was 8.40% per annum while the weighted average interest rate upon all our borrowings was 3.83% per annum resulting in a net interest rate margin of 4.57%.   By comparison, as of June 30, 2007, the weighted average interest rate on our mortgage loan and church bond portfolio was 8.45% per annum while the weighted average interest rate on our borrowings was 6.96% per annum resulting in a net interest rate margin of 1.49% per annum.  Therefore, our net interest rate margin has increased by 308 basis points as of June 30, 2008 as compared to June 30, 2007.  Although a majority of the loans constituting our loan portfolio have been made at rates of interest that generally reprice either daily, annually, or otherwise periodically, a portion of the loans constituting our loan portfolio have been made at fixed rates of interest and therefore are not subject to being increased or decreased during the term of the loan.  All of our indebtedness is either directly or indirectly tied to the prime rate of interest charged by major banking institutions and, therefore, is subject to fluctuation.

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

Should the amount of our loans and the amount of our indebtedness remain constant, and should the weighted average interest rate upon the indebtedness increase to approximately 15.34% per annum, interest income and interest expense would be substantially equal.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required

Item 4T. Controls and Procedures

We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 or 15d-15 as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(e) or 15d-15(e), were effective.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting during our fiscal quarter ending June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(11)	Statement regarding computation of per share earnings-omitted since information necessary to make the computation is included in the Financial Statements.
(15)	None
(18)	None
(19)	None
(22)	None
(23)	None
(24)	None
(31)	(i)(1) Certification of President (Principal Executive Officer and CEO) Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).
(2) Certification of Senior Vice-President and CFO (Principal Financial Officer) Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).
(ii) None
(32)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	None

(100)	None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHURCH LOANS & INVESTMENTS TRUST

By:	/s/ Kelly Archer
Kelly Archer President and CEO
Date:	August 13, 2008

By:	/s/ Robert E. Fowler
Robert E. Fowler Chief Financial Officer (Principal Financial Officer)
Date:	August 13, 2008

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