Form 10-Q
period 2008-09-30
CHURCH LOANS & INVESTMENTS TRUST
filed 2008-11-13
CIK 20199

United States Securities and Exchange Commission

Washington, D.C. 20549
____________

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15[d] OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________.

Commission File No. 0-8117
____________

CHURCH LOANS & INVESTMENTS TRUST	®

(Exact name of registrant as specified in its charter)

Texas	75-6030254
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5305 W Interstate 40, Amarillo, Texas	79106-4759
(Address of principal executive office)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding at November 13, 2008
Shares of beneficial interest, $0.00 par value per share	10,217,094

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
Condensed Balance Sheets (Unaudited)
September 30, 2008 and March 31, 2008

ASSETS
	September 30, 2008	March 31, 2008

CASH AND CASH EQUIVALENTS	$130,077	$109,987
RECEIVABLES
Mortgage loans and church bonds – performing	50,908,224	50,389,558
Interim construction loans – performing	9,298,794	11,611,879
Nonperforming mortgage loans, church bonds and interim construction loans	6,823,492	5,930,850
Less: Allowance for credit losses	(1,551,760)	(1,786,477)
	65,478,750	66,145,810
Accrued interest receivable	581,853	608,930
Notes receivable	2,000	2,000
Net receivables	66,062,603	66,756,740
PROPERTY AND EQUIPMENT, net	215,964	216,996
OTHER REAL ESTATE OWNED	1,735,650	1,735,650
OTHER ASSETS	89,451	36,950
TOTAL ASSETS	$68,233,745	$68,856,323

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Notes payable and line of credit:
Related parties	$13,171,353	$13,059,425
Other	22,591,282	24,380,966
	35,762,635	37,440,391
Accrued interest payable	42,662	49,617
Other	160,711	183,011
Total liabilities	35,966,008	37,673,019

SHAREHOLDERS’ EQUITY
Shares of beneficial interest, no par value; authorized shares unlimited, 10,223,690 shares issued	29,762,291	29,762,291
Undistributed net income	2,521,936	1,437,503
Treasury shares, at cost (6,596 shares)	(16,490)	(16,490)
Total shareholders’ equity	32,267,737	31,183,304
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$68,233,745	$68,856,323
These condensed financial statements should be read only in connection with the accompanying notes to condensed financial statements.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
Condensed Statements of Income (Unaudited)
Three-month and Six-month periods ended September 30, 2008 and 2007

	Three-month periods ended September 30,		Six-month periods ended September 30,
	2008	2007	2008	2007
INTEREST AND FEE INCOME:
Interest income	$1,346,908	$1,745,253	$2,919,340	$3,319,477

Fee income	121,526	227,355	233,978	397,511

Interest and fee income	1,468,434	1,972,608	3,153,318	3,716,988

INTEREST EXPENSE	354,600	814,037	716,456	1,579,184

Net interest income	1,113,834	1,158,571	2,436,862	2,137,804

PROVISION FOR CREDIT LOSSES	95,000	125,000	95,000	125,000

Net interest income less provision for possible credit losses	1,018,834	1,033,571	2,341,862	2,012,804

OTHER INCOME

Gain on sale of other real estate owned	-	-	-	508,555

Other	12,240	4,836	19,126	27,247
Other income	12,240	4,836	19,126	535,802

OTHER OPERATING EXPENSES

General and administrative	238,601	308,115	523,558	935,033

Board of Trust Managers’ fees	18,800	11,100	37,800	22,800

Total other operating expenses	257,401	319,215	561,358	957,833

NET INCOME	$773,673	719,192	1,799,630	1,590,773

NET INCOME PER SHARE	$.08	$.07	$.18	$.16

DIVIDENDS PER SHARE	$-	$-	$.07	$.06

These condensed financial statements should be read only in connection with the accompanying notes to condensed financial statements.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
Condensed Statements of Cash Flows (Unaudited)
Six-month periods ended September 30, 2008 and 2007
	Six-month periods ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,799,630	$1,590,773
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,032	1,032
Gain on sale of other real estate owned	-	(508,555)
Amortization of loan discounts	(28,512)	(18,874)
Amortization of commitment fees	(193,929)	(371,502)
Provision for credit losses	95,000	125,000
Changes in:
Accrued interest receivable	27,077	(61,743)
Accrued interest payable	(6,955)	(20,721)
Federal income tax payable	(22,739)	-
Other liabilities	439	(17,005)
Other, net	(52,501)	(702,191)
Net cash provided by operating activities	1,618,542	16,214

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in mortgage and interim construction loans and church bonds	(5,351,053)	(22,485,043)
Payments received on mortgage and interim construction loans and church bonds	6,145,554	19,702,557
Proceeds from sale of other real estate owned	-	1,025,000
Net cash provided (used) by investing activities	794,501	(1,757,486)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on notes payable and line of credit	11,350,034	25,860,249
Principal payments on notes payable and line of credit	(13,027,790)	(23,540,571)
Cash dividends	(715,197)	(613,026)
Net cash provided (used) by financing activities	(2,392,953)	1,706,652
Increase (decrease) in cash and cash equivalents	20,090	(34,620)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	109,987	95,412

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$130,077	$60,792

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$723,411	$1,558,463

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

NOTE 2 - WEIGHTED AVERAGE INTEREST RATES

Weighted average interest rates and net interest rate margins at September 30, 2008 and 2007, were as follows:

	Mortgage loan and church bond portfolio	Total indebtedness	Net interest rate margin
September 30, 2008	8.17%	3.84%	4.33%
September 30, 2007	8.57%	7.13%	1.44%

NOTE 3 - CONTRACTUAL MATURITIES

Scheduled principal payments on mortgage loans, church bonds and interim construction loans and indebtedness (including notes payable) outstanding at September 30, 2008, for the five twelve-month periods subsequent to September 30, 2008, follow:

Twelve-month period ending September 30,	Mortgage loans, church bonds and interim loans	Total Indebtedness
2009	$ 15,096,753	$ 12,978,000
2010	2,477,858	22,784,635
2011	2,635,319	-
2012	2,766,236	-
2013	2,550,755	-

NOTE 4 - MORTGAGE LOANS, CHURCH BONDS AND INTERIM CONSTRUCTION LOANS

Mortgage loans, church bonds and interim construction loans on which the accrual of interest had been discontinued amounted to $6,823,492 and $5,964,334 at September 30, 2008 and 2007, respectively. If interest on these mortgage loans, church bonds and interim construction loans had been accrued as earned, interest and fees on loans in the accompanying condensed statements of income would have been increased by approximately $313,000 and $230,000 for the six-month periods ended September 30, 2008 and 2007, respectively. Interest income actually recognized on such loans during 2008 and 2007 was approximately $177,000 and $19,000, respectively.

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

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets carried on the balance sheet by caption and by level with the SFAS No. 157 valuation hierarchy as of September 30, 2008:

Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired Loans	$ 12,406,532	$ -	$ -	$ 12,406,532

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

NOTE 7 – RECLASSIFICATION

Certain insignificant amounts in prior quarters have been reclassified to conform to the current year presentation.

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

Results of Operations --- Six-month period ended September 30, 2008 as compared to the six-month period ended September 30, 2007

Our revenues are derived from interest income and fees earned on loans as well as, to a lesser degree, interest earned on church bonds and short-term investments.  During the six-month period ended September 30, 2008, interest income and fees decreased by $563,670 (15%) over the six-month period ended September 30, 2007.

The components of our interest income and fees during the six-month period ended September 30, 2008 as compared to the six-month period ended September 30, 2007 are as follows:

Table 1 – Interest Income and Fees

	For the Six-month Period Ended 09/30/08	For the Six-month Period Ended 09/30/07	Increase (Decrease)

Mortgage loans	$2,326,644	$2,214,586	$112,058

Interim loans	515,238	1,037,749	(522,511)

Commitment fees	233,978	397,511	(163,533)

Other income and fees	77,458	67,142	(10,316)

Total	$3,153,318	$3,716,988	$(563,670)

The decrease in interest income and fees for the six-month period ended September 30, 2008, as compared to the six-month period ended September 30, 2007 was primarily attributable to a decrease in the interest income on interim loans.  The decrease in interest income on interim loans was primarily attributable to the decrease in our portfolio of interim loans during the six-month period ended September 30, 2008 as compared to the six-month period ended September 30, 2007.  Interim loans as of September 30, 2007, net of deferred commitment fees, was $21,584,850 as compared to $12,898,794 as of September 30, 2008, a decrease of $8,686,056 or 40%.  The interim loan portfolio during each of the six months during the six-month period ended September 30, 2007 as compared to each of the six months during the six-month period ended September 30, 2008 are similarly and consistently larger.

Performing interim loans as of September 30, 2008 were $9,298,794 as compared to $20,484,850 as of September 30, 2007, a decrease of $11,186,056 (55%).

Also contributing to the decrease in interest income from our portfolio of interim loans was a decrease in the interest rate on such portfolio for the six-month period ended September 30, 2008 as compared to the six-month period ended September 30, 2007.  The rate of interest on our portfolio of interim loans was 8.64% as of September 30, 2008 as compared to 9.62% as of September 30, 2007, a decrease of 98 basis points.

Offsetting the decrease in interest income from interim loans and the decrease in commitment fees is the $112,058 increase in interest income in mortgage loans during the six-month period ended September 30, 2008 as compared to the six-month period ended September 30, 2007.  This increase in interest income from mortgage loans is attributable to an increase in the weighted average interest rates on mortgage loans during most of the six-month period ended September 30, 2008 as compared to the six-month period ended September 30, 2007.  Table 2 below sets forth the interest rates on mortgage loans for each of the six months during the period ending September 30, 2008 as compared to each of the six months during the period ended September 30, 2007:

Table 2 – Interest Rates on Mortgage Loans For Each Month During the Six-Month Periods Ending September 30, 2008 and September 30, 2007

Month	2008	2007	Difference

April	8.27%	7.82%	.45%
May	8.27%	7.83%	.44%
June	8.27%	7.91%	.39%
July	8.32%	8.00%	.32%
August	8.30%	8.07%	.23%
September	8.06%	8.16%	(.10%)

Although the weighted average interest rate on our performing mortgage loans increased during most of the six-month period ended September 30, 2008 as compared to the six-month period ended September 30, 2007, the weighted average rate of interest on our portfolio of performing mortgage loans decreased from 8.16% as of September 30, 2007 to 8.06% as of September 30, 2008, a decrease of 10 basis points.

Contributing to the increase in interest income on mortgage loans was a slight increase in performing mortgage loans.  Our portfolio of performing mortgage loans increased slightly from $50,283,278 as of September 30, 2007 to $50,908,224 as of September 30, 2008, an increase of $624,946 or 1%.

Our total loan portfolio decreased during the six-month period ended September 30, 2008 as compared to the six-month period ended September 30, 2007.  The following table compares our portfolio of loans, net of mortgage discounts and deferred commitment fees, as of September 30, 2008 to September 30, 2007:

Table 3 – Mortgage Loans, Church Bonds and Interim Loans as of September 30, 2008 and 2007

Type of Loan	09/30/08	09/30/07	Increase (Decrease)

Total Mortgage and church bonds	$54,131,716	$55,147,612	$(1,015,896)

Performing mortgage and church bonds	50,908,224	50,283,278	624,946

Total Interim loans	12,898,794	21,584,850	(8,686,056)

Performing interim loans	9,298,794	20,484,850	(11,186,056)

Total loan portfolio	67,030,510	76,732,462	(9,701,952)

Total performing loan portfolio	60,207,018	70,768,128	(10,561,110)

Our loan portfolio decreased in each of the six months during the six-month period ended September 30, 2008 as compared to each of the six months during the six-month period ended September 30, 2007.    Table 4 below sets forth the month ending values of our loan portfolio, net of mortgage discounts and deferred commitment fees, for each of the six months during the six-month period ended September 30, 2008 and September 30, 2007, respectively:

Table 4 – Month-End Portfolio Values

Month	2008	2007	Difference

April	$67,469,937	$75,224,697	$(7,754,760)
May	67,605,082	73,025,212	(5,420,130)
June	66,936,844	75,834,245	(8,897,401)
July	67,442,859	75,574,185	(8,131,326)
August	67,615,745	77,199,504	(9,583,759)
September	67,030,510	76,732,462	(9,701,952)

Monthly Average:	$67,350,163	$75,598,384	$(8,248,221)

Non-performing loans, church bonds and interim loans increased from $5,964,334 as of September 30, 2007 to $6,823,492 as of September 30, 2008, an increase of $859,158.  The accrual of interest on these loans has been discontinued.  If interest on these mortgage loans, church bonds and interim loans had been accrued as earned, interest and fees on loans would have been increased by approximately $313,000 and $230,000 for the six-month periods ended September 30, 2008 and 2007, respectively.  Interest income actually recognized on such loans during the six-month period ended September 30, 2008 and 2007 was approximately $177,000 and $19,000, respectively.

The weighted average interest rate on all of our loans and church bonds decreased from 8.57% as of September 30, 2007 to 8.17% as of September 30, 2008.  This decrease in the weighted average interest rate on all loans contributed to the decrease in our interest income during the six-month period ended September 30, 2008 as compared to the six-month period ended September 30, 2007.

Also contributing to the decrease in interest income and fees during the six-month period ended September 30, 2008 as compared to the six-month period ended September 30, 2007 is the decrease in commitment fee income.   This decrease in commitment fee income is directly related to the decease in the portfolio of interim loans.

Commitment fees earned during the six-month period ended September 30, 2008 were $233,978 as compared to $397,511 for the six-month period ended September 30, 2007, a decrease of $163,533 or 41%.

Net income for the six-month period ended September 30, 2008 was $1,799,630 ($.18 per share), an increase of $208,857 (13%) as compared to the six-month period ended September 30, 2007.  This increase was primarily attributable to the increase in net interest income and to a decrease in general and administrative expenses.

Net interest income increased from $2,137,804 for the six-month period ended September 30, 2007 to $2,436,862 for the six-month period ended September 30, 2008, an increase of $299,058 (14%).  This increase in our net interest income for the six-month period ended September 30, 2008 as compared to the six-month period ended September 30, 2007 was the result of a significant decrease in our interest expense.

Our interest expense decreased from $1,579,184 for the six-month period ended September 30, 2007 to $716,456 for the six-month period ended September 30, 2008, a decrease of $862,728 or 55%.  This decrease in interest expense is the result of a significant decrease in total liabilities and a significant decrease in the weighted average interest rate on our debt.

Our total liabilities decreased from $46,219,185 as of September 30, 2007 to $35,966,008 as of September 30, 2008.  The following table illustrates the average month end liabilities during the six-month period ended September 30, 2008 as compared to the same period ended September 30, 2007:

Table 5 - Month End Total Liabilities for Each Month in the Six-month Period Ended September 30, 2008 and September 30, 2007

Month	2008	2007	Difference

April	$37,441,086	$45,880,132	$(8,439,046)
May	37,192,614	43,493,942	(6,301,328)
June	36,511,926	46,224,751	(9,712,825)
July	36,630,689	45,594,147	(8,963,458)
August	36,549,535	46,869,209	(10,319,674)
September	35,966,008	46,219,185	(10,253,177)

Monthly Average:	$36,715,310	$45,713,561	$(8,998,251)

The weighted average interest rate on our debt decreased from 7.13% as of September 30, 2007 to 3.84% as of September 30, 2008.  This decrease is directly related to the decrease in the Prime Rate and LIBOR.  See Inflation on page 14 for a discussion on how these rates affect our expenses.

General and administrative expenses decreased from $935,033 for the six-month period ended September 30, 2007 to $523,558 for the six-month period ended September 30, 2008, a decrease of $411,475 or 44%.  This decrease in general and administrative expenses is primarily attributable to decrease in expenses relating to property held as a result of the foreclosure of defaulted loans.

Other income decreased from $535,802 for the six-month period ended September 30, 2007 to $19,126 for the six-month period ended September 30, 2008, a decrease of $516,676.  Contributing to the large amount of other income for the six-month period ended September 30, 2007 was the recognition of gain of $508,555 from the sale of property located in Bronx, NY that was obtained through foreclosure of a defaulted loan.

Net income for the six-month period ended September 30, 2008 and September 30, 2007 was diminished by an  addition to the provision for credit losses recognized during such periods of $95,000 and $125,000, respectively.

As of September 30, 2008, there were 10,217,094 shares of certificates of beneficial interest outstanding.  Net income per share increased from $.16 per share for the six-month period ended September 30, 2007 as compared to $.18 per share for the six-month period ended September 30, 2008.  This increase was attributable to the increase in our net income discussed above.

Results of Operations—Three-month period ended September 30, 2008 as compared to three-month period ended September 30, 2007

During the three-month period ended September 30, 2008, interest income and fees decreased by $504,174 (26%) over the three-month period ended September 30, 2007.

Table 6 – Interest Income and Fees

	For the Three-month Period Ended 09/30/08	For the Three-month Period Ended 09/30/07	Increase (Decrease)

Mortgage loans	$1,078,089	$1,167,178	$(89,089)

Interim loans	225,312	545,617	(320,305)

Commitment fees	121,526	227,355	(105,829)

Other income and fees	43,507	32,458	11,049

Total	$1,468,434	$1,972,608	$(504,174)

Interest income on mortgage loans decreased from $1,167,178 during the three-month period ended September 30, 2007 to $1,078,089 during the three-month period ended September 30, 2008, a decrease of $89,089 (8%).  Interest income on interim loans decreased from $545,617 during the three-month period ended September 30, 2007 to $225,312 for the three-month period ended September 30, 2008, a decrease of $320,305 (59%).

Commitment fees earned during the three-month period ended September 30, 2007 as compared to September 30, 2008 decreased from $227,355 to $121,526, a decrease of $105,829 or 47%.

The decrease in interest income and fees for the three-month period ended September 30, 2008 as compared to the three-month period ended September 30, 2007 is attributable to the decrease in our portfolio of interim loans and the decrease in average interest rate on our loans as discussed above.

Our net income for the three-month period ended September 30, 2008 was $773,673 ($.08 per share), an increase of $54,481 (8%) as compared to the three-month period ended September 30, 2007.  This increase was attributable to a decrease in our interest expense and a decrease in general and administrative expenses.

The decrease in interest income and fees for the three-month period ended September 30, 2008 as compared to the three-month period ended September 30, 2007 was significantly offset by a decrease in interest expense.  Interest expense for the three-month period ended September 30, 2007 was $814,037 as compared to $354,600 for the three-month period ended September 30, 2008, a decrease of 459,437 or 56%.

The decrease in interest expense was attributable to a decrease in liabilities and a decrease in the weighted average interest rates on our debt.  See Table 5 above for the month-end liabilities for each of the three months during the three-month periods ending September 30, 2008 and 2007, respectively.

The weighted average interest rate on all of our debt for each of the three months during the three-month periods ending September 30, 2008 and 2007, were as follows:

Table 7 – Weighted Average Interest Rates on Debt For Each of the Three Months During the Periods Ending September 30, 2008 and September 30, 2007

Month	2008	2007	Difference

July	3.84%	6.96%	(3.12%)
August	3.84%	6.96%	(3.12%)
September	3.84%	7.13%	(3.29%)

Therefore, even though interest income decreased significantly during the three-month period ended September 30, 2008 as compared to the three-month period ended September 30, 2007, as a result of the significant decrease in interest expense, net interest income decreased only slightly from $1,158,571 for the three-month period ended September 30, 2007 to $1,113,834 for the three-month period ended September 30, 2008, a decrease of $44,737 (4%).

Other income increased from $4,836 for the three-month period ended September 30, 2007 to $12,240 for the three-month period ended September 30, 2008, an increase of $7,404.

General and administrative expenses decreased from $308,115 for the three-month period ended September 30, 2007 to $238,601 for the three-month period ended September 30, 2008, a decrease of $69,514 or 23%.  This decrease is primarily attributable to a decrease in expenses related to the property obtained through foreclosures.

Net income for the three-month period ended September 30, 2008 and September 30, 2007 was diminished by an  addition to the provision for credit losses recognized during such periods of $95,000 and $125,000, respectively.

As of September 30, 2008, 10,217,094 shares of certificates of beneficial interest were outstanding. Net income per share increased from $.07 per share for the three-month period ended September 30, 2007 to $0.08 per share for the three-month ended September 30, 2008. This increase was primarily attributable to the decrease in general and administrative expense.

Financial Condition—September 30, 2008 as compared to March 31, 2008.

Our portfolio of performing mortgage loans and church bonds increased from $50,389,558 as of March 31, 2008 to $50,908,224 as of September 30, 2008.  Our portfolio of performing interim loans decreased during the six-month period ended September 30, 2008 from $11,611,879 to $9,298,794.  Mortgage loans, interim loans and church bonds, including non-performing mortgage loans, church bonds and interim loans, held by us decreased from $67,932,287 as of March 31, 2008 to $67,030,510 as of September 30, 2008, a decrease of $901,777 (1%).

Nonperforming mortgage loans, church bonds and interim loans increased from $5,930,850 as of March 31, 2008 to $6,823,492 as of September 30, 2008.   Total performing mortgage loans, church bonds and interim loans decreased from $62,001,437 as of March 31, 2008 to $60,207,018 as of September 30, 2008, a decrease of $1,794,419.  Consistent with the decrease in loans, total assets decreased from $68,856,323 as of March 31, 2008 to $68,233,745 as of September 30, 2008, a decrease of $622,578 (1%).  Impaired loans were approximately $12,407,000 at September 30, 2008 as compared to approximately $11,639,000 at March 31, 2008.

Our liabilities decreased from $37,673,019 as of March 31, 2008 to $35,966,008 as of September 30, 2008.

Shareholders’ equity increased by $1,084,433 from March 31, 2008 to September 30, 2008.   This is attributable to the increase in undistributed net income from $1,437,503 as of March 31, 2008 to $2,521,936 as of September 30, 2008.

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

Our level of liquidity based upon cash and cash equivalents increased by $20,090 during the six-month period ended September 30, 2008 leaving us with cash and cash equivalents of $130,077 as of September 30, 2008.  During this same period, we invested $5,351,053 in mortgage and interim construction loans using net cash provided by operating activities in the amount of $1,618,542, principal payments received on our loan portfolio in the amount of $6,145,554, and $11,350,034 in borrowing on master notes and our line of credit.  The total liquidity available to invest in mortgage and interim construction loans was reduced by $715,197 paid in cash dividends during the six-month period ended September 30, 2008 and the reduction in our borrowings on our bank line of credit and Master Note agreements in the amount of $13,027,790.

Our primary debt obligations consist of our bank line of credit owing to Amarillo National Bank and Master Note Agreements with various persons.  Pursuant to our January 31, 2006 loan agreement with the bank, we have a $35,000,000 line of credit for a term of three years, maturing December 31, 2008.

As of September 30, 2008, our total liabilities outstanding were $35,966,008.  The amount owing on the line of credit as of September 30, 2008 was $12,978,000.  It is anticipated that the line of credit will be renewed at the expiration of its three-year term.  In the event that the bank elects not to renew the line of credit, we may, under the terms of the loan agreement, retire the line of credit over a period of time, not to exceed five years, equal to the weighted average remaining term of a pool of our real estate lien notes which would be pledged to secure the remaining balance of the bank line of credit.

At September 30, 2008, loans to us under Master Note Agreements, which are in effect demand notes, totaled $22,784,635.  In the past, we have utilized our bank line of credit and the principal paid to us upon our outstanding loan portfolio in order to meet our maturing obligations.

Although our cash and cash equivalents as of September 30, 2008 were only $130,077 the balance which could be borrowed by us upon our bank line of credit as of September 30, 2008 was $22,022,000.  The principal payments scheduled to be received on our loan portfolio for the fiscal year ending September 30, 2009 are $15,096,753.  Assuming all of these scheduled principal payments are received, these payments, together with the balance available to us on our bank line of credit, should provide us with sufficient funds to meet our maturing obligations and fund loan commitments without the necessity of borrowing funds from other sources.  Based upon our success in obtaining borrowings in the past, we are confident that, should it be necessary, we will be able to obtain additional bank financing in the future in sufficient amounts for us to timely meet all of our obligations.

Should all the scheduled principal payments upon loans not be received, and should we be unable to borrow against our line of credit, and should borrowings from other sources not be available, it would be necessary to sell a portion of our mortgage loan portfolio in order to meet all of our financial obligations.  At September 30, 2008, the principal balance of our loan and church bond portfolio was $67,030,510, net of unamortized purchase discounts and deferred commitment fees.  The weighted average interest rate on loans and church bonds was 8.17% per annum.  In view of the normal marketability of conventional loans, we might be required to discount a majority of these loans in order for them to be attractive for purchase.  The principal amount of these loans if discounted to yield a weighted average interest rate of 12%, 14% and 16% would be $45,636,606, $39,117,093, and $34,227,456, respectively.  There is no assurance that we would be able to sell all, or a portion of, our portfolio of loans, in which event, it would be necessary to secure a loan, or loans, from a lender in order to meet our financial obligations.  There is no assurance that we would be able to secure a loan in such instance.  We have sold only one of our loans in our mortgage loan portfolio and, therefore, have limited experience in this area.  Furthermore, if required to discount our loans in excess of 15.23%, then we would not realize sufficient funds from the sale of the loans to retire all of our debt.

Principal payments scheduled to be received upon our permanent loan portfolio during the twelve-month period ending September 30, 2009, if not used to fund new loan commitments, would be used to reduce our outstanding indebtedness.  Should we use the payments of principal which shall be received upon our loan portfolio to reduce our outstanding indebtedness, our interest expense will decrease.  In such instance, whether the decrease in the interest income will exceed, or be less than, the decrease in the interest expense will largely be dependent upon the prime rate of interest prevailing at such time due to the fact that the interest to be earned upon our mortgage loan portfolio is generally based upon a fixed rate of interest or a variable rate of interest that periodically reprices, while the interest to be paid upon our outstanding debts is directly, or indirectly, tied to the prime rate of interest charged by major banks.

Pursuant to the loan agreement with the bank, we have pledged all of our mortgage loans, church bonds and interim construction loans to the bank to secure the line of credit.  The amount owing on the line of credit must not exceed an amount equal to 85% of the outstanding principal amount of the performing mortgage loans and church bonds and 50% of the outstanding principal amount of the performing interim construction loans.  Applying that borrowing limit to our loan portfolio as of September 30, 2008, we can borrow up to the entire $35,000,000 line of credit limit.  However, during the term of the loan agreement, we would not have the right to sell our loans, without the bank’s consent, since all of our loans have been pledged to the bank to secure the line of credit.  Therefore, under our loan agreement, it will be very difficult, if not impossible, to sell our loans to meet our financial obligations.

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

Inflation

At September 30, 2008, the weighted average interest rate on our mortgage loan and church bond portfolio was 8.17% per annum while the weighted average interest rate upon all our borrowings was 3.84% per annum resulting in a net interest rate margin of 4.33%.   By comparison, as of September 30, 2007, the weighted average interest rate on our mortgage loan and church bond portfolio was 8.57% per annum while the weighted average interest rate on our borrowings was 7.13% per annum resulting in a net interest rate margin of 1.44% per annum.  Therefore, our net interest rate margin has increased by 289 basis points as of September 30, 2008 as compared to September 30, 2007.  Although a majority of the loans constituting our loan portfolio have been made at rates of interest that generally reprice either daily, annually, or otherwise periodically, a portion of the loans constituting our loan portfolio have been made at fixed rates of interest and therefore are not subject to being increased or decreased during the term of the loan.  All of our indebtedness is either directly or indirectly tied to the prime rate of interest charged by major banking institutions and, therefore, is subject to fluctuation.

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

Should the amount of our loans and the amount of our indebtedness remain constant, and should the weighted average interest rate upon the indebtedness increase to approximately 15.23% per annum, interest income and interest expense would be substantially equal.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting during our fiscal quarter ending September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings.

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

The annual meeting of shareholders of the Trust was held on August 26, 2008.  At such meeting, each of the individuals named below was elected to the Board of Trust Managers of the Trust to serve until the next annual meeting of the shareholders of the Trust:

Number of Shares
For		Against
B.R. McMorries	6,096,568	20,447
Larry G. Brown	6,109,038	7,977
Jack R. Vincent	5,988,463	128,552
Steven Rogers	6,109,038	7,977
Michael A. Bahn	6,109,038	7,977
Stephen W. Myers	6,109,038	7,977
Michael W. Borger	6,109,038	7,977
E. Stan Morris, Jr.	6,105,012	12,003

Additionally, shareholders voted to ratify Clifton Gunderson LLP as auditors for the year ending March 31, 2009 as follows:

For	6,087,647
Against	3,328
Abstain	26,040

Shareholders also voted against Proposal No. 3 which was a shareholder proposal that requested that the  Board of Trust Managers adopt a policy prohibiting a member of the Board of Trust Managers from also serving as a director or employee of a company that (1) directly competes with us for loans, including interim loans;  (2)  serves as a bond broker-dealer for borrowers that we consider for potential lending relationships; and (3)  provides trustee services for bonds issued by borrowers to which we extend financing.  The tabulation of the votes in regard to Proposal No. 3 was as follows:

For	2,247,314
Against	3,592,964
Abstain	276,737

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

CHURCH LOANS & INVESTMENTS TRUST

By:	/s/ Kelly Archer
Kelly Archer President and CEO
Date:	November 13, 2008

By:	/s/ Robert E. Fowler
Robert E. Fowler Chief Financial Officer (Principal Financial Officer)
Date:	November 13, 2008

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