Form 10-Q
period 2008-12-31
CHURCH LOANS & INVESTMENTS TRUST
filed 2009-02-13
CIK 20199

United States Securities and Exchange Commission

Washington, D.C. 20549
____________

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15[d] OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________.

Commission File No. 0-8117
____________

CHURCH LOANS & INVESTMENTS TRUST	®

(Exact name of registrant as specified in its charter)

Texas	75-6030254
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5305 W Interstate 40, Amarillo, Texas	79106-4759
(Address of principal executive office)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding at February 13, 2009
Shares of beneficial interest, $0.00 par value per share	10,217,094

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
Condensed Balance Sheets (Unaudited)
December 31, 2008 and March 31, 2008

ASSETS
	December 31, 2008	March 31, 2008

CASH AND CASH EQUIVALENTS	$83,470	$109,987
RECEIVABLES
Mortgage loans and church bonds – performing	54,908,182	50,389,558
Interim construction loans – performing	8,802,154	11,611,879
Nonperforming mortgage loans, church bonds and interim construction loans	6,769,247	5,930,850
Less: Allowance for credit losses	(1,551,760)	(1,786,477)
	68,927,823	66,145,810
Accrued interest receivable	545,941	608,930
Notes receivable	2,000	2,000
Net receivables	69,475,764	66,756,740
PROPERTY AND EQUIPMENT, net	215,448	216,996
OTHER REAL ESTATE OWNED	-	1,735,650
OTHER ASSETS	135,925	36,950
TOTAL ASSETS	$69,910,607	$68,856,323

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Notes payable and line of credit:
Related parties	$11,408,836	$13,059,425
Other	24,922,187	24,380,966
	36,331,023	37,440,391
Accrued interest payable	36,593	49,617
Dividends payable	2,860,786	-
Other	133,098	183,011
Total liabilities	39,361,500	37,673,019

SHAREHOLDERS’ EQUITY
Shares of beneficial interest, no par value; authorized shares unlimited, 10,223,690 shares issued	29,762,291	29,762,291
Undistributed net income	803,306	1,437,503
Treasury shares, at cost (6,596 shares)	(16,490)	(16,490)
Total shareholders’ equity	30,549,107	31,183,304
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$69,910,607	$68,856,323
These condensed financial statements should be read only in connection with the accompanying notes to condensed financial statements.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
Condensed Statements of Income (Unaudited)
Three-month and Nine-month periods ended December 31, 2008 and 2007

	Three-month periods ended December 31,		Nine-month periods ended December 31,
	2008	2007	2008	2007
INTEREST AND FEE INCOME:
Interest income	$1,330,014	$1,633,527	$4,249,353	$4,953,003

Fee income	230,142	238,170	464,120	635,681

Interest and fee income	1,560,156	1,871,697	4,713,473	5,588,684

INTEREST EXPENSE	272,110	682,180	988,567	2,261,364

Net interest income	1,288,046	1,189,517	3,724,906	3,327,320

PROVISION FOR CREDIT LOSSES	-	-	95,000	125,000

Net interest income less provision for possible credit losses	1,288,046	1,189,517	3,629,906	3,202,320

OTHER INCOME

Gain on sale of other real estate owned	76,076	-	76,076	508,555

Other	21,000	12,773	40,126	40,021
Other income	97,076	12,773	116,202	548,576

OTHER OPERATING EXPENSES

General and administrative	222,565	262,659	746,122	1,197,693

Board of Trust Managers’ fees	20,400	11,600	58,200	34,400

Total other operating expenses	242,965	274,259	804,322	1,232,093

NET INCOME	$1,142,157	$928,031	$2,941,786	$2,518,803

NET INCOME PER SHARE	$.11	$.09	$.29	$.25

DIVIDENDS PER SHARE	$.28	$.25	$.35	$.31

These condensed financial statements should be read only in connection with the accompanying notes to condensed financial statements.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
Condensed Statements of Cash Flows (Unaudited)
Nine-month periods ended December 31, 2008 and 2007
	Nine-month periods ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,941,786	$2,518,803
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,548	1,548
Gain on sale of other real estate owned	(76,076)	(508,555)
Amortization of loan discounts	(31,291)	(25,444)
Amortization of commitment fees	(359,399)	(576,196)
Provision for credit losses	95,000	125,000
Changes in:
Accrued interest receivable	62,989	(94,559)
Accrued interest payable	(13,024)	(36,362)
Federal income tax payable	(22,739)	-
Other liabilities	(27,174)	(11,887)
Other, net	(98,975)	(22,168)
Net cash provided by operating activities	2,472,645	1,370,180

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in mortgage and interim construction loans and church bonds	(15,704,362)	(26,266,728)
Payments received on mortgage and interim construction loans and church bonds	13,218,039	29,920,534
Payments received on notes receivable	-	1,000
Proceeds from sale of other real estate owned	1,811,726	1,025,000
Net cash provided (used) by investing activities	(674,597)	4,679,806

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on notes payable and line of credit	22,996,518	31,511,018
Principal payments on notes payable and line of credit	(24,105,886)	(37,270,196)
Overdraft payable	-	226,806
Cash dividends	(715,197)	(613,026)
Net cash used by financing activities	(1,824,565)	(6,145,398)
Decrease in cash and cash equivalents	(26,517)	(95,412)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	109,987	95,412

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$83,470	$-

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,001,591	$2,297,726
Dividends declared, not paid	$2,860,786	$2,554,274

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

NOTE 2 - WEIGHTED AVERAGE INTEREST RATES

Weighted average interest rates and net interest rate margins at December 31, 2008 and 2007, were as follows:

	Mortgage loan and church bond portfolio	Total indebtedness	Net interest rate margin
December 31, 2008	7.72%	2.86%	4.86%
December 31, 2007	8.51%	6.35%	2.16%

NOTE 3 - CONTRACTUAL MATURITIES

Scheduled principal payments on mortgage loans, church bonds and interim construction loans and indebtedness (including notes payable) outstanding at December 31, 2008, for the five twelve-month periods subsequent to December 31, 2008, follow:

Twelve-month period ending December 31,	Mortgage loans, church bonds and interim loans	Total Indebtedness
2009	$ 14,779,231	$ 16,015,000
2010	2,606,234	20,316,023
2011	2,754,921	-
2012	2,845,077	-
2013	2,596,289	-

NOTE 4 - MORTGAGE LOANS, CHURCH BONDS AND INTERIM CONSTRUCTION LOANS

Mortgage loans, church bonds and interim construction loans on which the accrual of interest had been discontinued amounted to $6,769,247 and $5,947,875 at December 31, 2008 and 2007, respectively. If interest on these mortgage loans, church bonds and interim construction loans had been accrued as earned, interest and fees on loans in the accompanying condensed statements of income would have been increased by approximately $468,000 and $346,000 for the nine-month periods ended December 31, 2008 and 2007, respectively. Interest income actually recognized on such loans during 2008 and 2007 was approximately $176,000 and $128,000, respectively. In addition, impaired loans were approximately $12,257,000 and $14,456,000 at December 31, 2008 and 2007, respectively.

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

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets carried on the balance sheet by caption and by level with the SFAS No. 157 valuation hierarchy as of December 31, 2008:

Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired Loans	$ 12,257,224	$ -	$ -	$ 12,257,224

Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent.

On February 15, 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159, "The Fair Value Opinion for Financial Assets and Financial Liabilities" (FAS 159). FAS 159 permits, but does not require, entities to measure selected financial assets and liabilities at fair value. Changes in fair value are recorded through the income statement in subsequent periods. The statement provides for a one time opportunity to transfer existing assets and liabilities to fair value at the point of adoption with a cumulative effect adjustment recorded against equity. After adoption, the election to report assets and liabilities at fair value must be made at the point of their inception. There has been no impact on the financial statements of the Trust as a result of the adoption of FAS 159 during fiscal year 2009 since the Trust has not elected the fair value option for any eligible items, as defined in FAS 159.

NOTE 6 – LEGAL CONTINGENCIES

Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Trust's financial statements.

NOTE 7 – RECLASSIFICATION

Certain insignificant amounts in prior quarters have been reclassified to conform to the current year presentation.

NOTE 8 – SUBSEQUENT EVENT

Effective January 31, 2009, the Trust obtained a new loan agreement with Amarillo National Bank. Under the terms of the new loan agreement, the line of credit was increased from $35,000,000 to $49,000,000 with a three year maturity and the interest rate on the line of credit adjusts in accordance with the lesser of the 30-day, 90-day or 180-day London Interbank Offered Rates (“LIBOR”) or the J.P. Morgan Chase & Co. prime rate. The new loan agreement provides for an interest rate floor of 4%.

This information is an integral part of the accompanying condensed financial statements.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS DISCLOSURE

This Quarterly Report includes forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements other than statements of historical fact made in this discussion are forward-looking, which can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue” or other similar words.  The forward-looking statements are based upon management’s current plans and expectations and are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements, including:

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

These risks and uncertainties are not intended to be exhaustive and should be read in conjunction with other cautionary statements made in this Quarterly Report.

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

Management continues to aggressively pursue quality new loans, both interim and permanent.

Results of Operations --- Nine-month period ended December 31, 2008 as compared to the Nine-month period ended December 31, 2007

Our revenues are derived from interest income and fees earned on loans as well as, to a lesser degree, interest earned on church bonds and short-term investments.  During the nine-month period ended December 31, 2008, interest income and fees decreased by $875,211 (16%) over the nine-month period ended December 31, 2007.

The components of our interest income and fees during the nine-month period ended December 31, 2008 as compared to the nine-month period ended December 31, 2007 are as follows:

Table 1 – Interest Income and Fees

	For the Nine-month Period Ended 12/31/08	For the Nine-month Period Ended 12/31/07	Increase (Decrease)

Mortgage loans	$3,423,076	$3,343,327	$79,749

Interim loans	715,439	1,505,614	(790,175)

Commitment fees	464,120	635,681	(171,561)

Other income and fees	110,838	104,062	6,776

Total	$4,713,473	$5,588,684	$(875,211)

The decrease in interest income and fees for the nine-month period ended December 31, 2008, as compared to the nine-month period ended December 30, 2007 was primarily attributable to a decrease in the interest income on interim loans.  The decrease in interest income on interim loans was primarily attributable to the decrease in our portfolio of interim loans during the nine-month period ended December 30, 2008 as compared to the nine-month period ended December 31, 2007.  Interim loans as of December 31, 2007, net of deferred commitment fees, were $17,030,601 as compared to $12,402,154 as of December 31, 2008, a decrease of $4,628,447 or 27%.  The interim loan portfolio during each of the nine months during the nine-month period ended December 31, 2007 as compared to each of the nine months during the nine-month period ended December 31, 2008 are similarly and consistently larger.

Performing interim loans as of December 31, 2008 were $8,802,154 as compared to $15,930,601 as of December 31, 2007, a decrease of $7,128,447 (45%).

Also contributing to the decrease in interest income from our portfolio of interim loans was a decrease in the interest rate on such portfolio for the nine-month period ended December 31, 2008 as compared to the nine-month period ended December 31, 2007.  The rate of interest on our portfolio of interim loans was 7.50% as of December 31, 2008 as compared to 9.36% as of December 31, 2007, a decrease of 186 basis points.

Somewhat offsetting the decrease in interest income from interim loans and the decrease in commitment fees is the $79,749 increase in interest income in mortgage loans during the nine-month period ended December 31, 2008 as compared to the nine-month period ended December 31, 2007.  This increase in interest income from mortgage loans is primarily attributable to an increase in performing mortgage loans as of December 31, 2008 as compared to December 31, 2007.

Performing mortgage loans increased from $48,587,517 as of December 31, 2007 to $54,908,182 as of December 31, 2008, in increase of $6,320,665 or 13%.

The weighted average rate of interest on our portfolio of performing mortgage loans decreased from 8.25% as of December 31, 2007 to 7.76% as of December 31, 2008, a decrease of 49 basis points.

Our total loan portfolio decreased during the nine-month period ended December 31, 2008 as compared to the nine-month period ended December 31, 2007.  The following table compares our portfolio of loans, net of mortgage discounts and deferred commitment fees, as of December 31, 2008 to December 31, 2007:

Table 2 – Mortgage Loans, Church Bonds and Interim Loans as of December 31, 2008 and 2007

Type of Loan	12/31/08	12/31/07	Increase (Decrease)

Total Mortgage and church bonds	$58,077,429	$53,435,391	$4,642,038

Performing mortgage and church bonds	54,908,182	48,587,517	6,320,665

Total Interim loans	12,402,154	17,030,601	(4,628,447)

Performing interim loans	8,802,154	15,930,601	(7,128,447)

Total loan portfolio	70,479,583	70,465,992	13,591

Total performing loan portfolio	63,710,336	64,518,118	(807,782)

Our loan portfolio decreased in eight of the nine months during the nine-month period ended December 31, 2008 as compared to each of the nine months during the nine-month period ended December 31, 2007.    Table 3 below sets forth the month ending values of our loan portfolio, net of mortgage discounts and deferred commitment fees, for each of the nine months during the nine-month period ended December 31, 2008 and December 31, 2007, respectively:

Table 3 – Month-End Portfolio Values

Month	2008	2007	Difference

April	$67,469,937	$75,224,697	$(7,754,760)
May	67,605,082	73,025,212	(5,420,130)
June	66,936,844	75,834,245	(8,897,401)
July	67,442,859	75,574,185	(8,131,326)
August	67,615,745	77,199,504	(9,583,759)
September	67,030,510	76,732,462	(9,701,952)
October	66,201,480	75,134,551	(8,933,071)
November	66,827,582	72,905,373	(6,077,791)
December	70,479,583	70,465,992	13,591

Monthly Average:	$67,512,180	$74,677,358	$(7,165,178)

Non-performing loans, church bonds and interim loans increased from $5,947,875 as of December 31 2007 to $6,769,247 as of December 31, 2008, an increase of $821,372.  The accrual of interest on these loans has been discontinued.  If interest on these mortgage loans, church bonds and interim loans had been accrued as earned, interest and fees on loans would have been increased by approximately $468,000 and $346,000 for the nine-month periods ended December 31, 2008 and 2007, respectively.  Interest income actually recognized on such loans during the nine-month period ended December 31, 2008 and 2007 was approximately $176,000 and $128,000, respectively. In addition, impaired loans were approximately $12,257,000 and $14,456,000 at December 31, 2008 and 2007, respectively.

The weighted average interest rate on all of our loans and church bonds decreased from 8.51% as of December 31, 2007 to 7.72% as of December 31, 2008.  This decrease in the weighted average interest rate on all loans contributed to the decrease in our interest income during the nine-month period ended December 31, 2008 as compared to the nine-month period ended December 31, 2007.

Also contributing to the decrease in interest income and fees during the nine-month period ended December 31, 2008 as compared to the nine-month period ended December 31, 2007 is the decrease in commitment fee income.   This decrease in commitment fee income is directly related to the decease in the portfolio of interim loans.

Commitment fees earned during the nine-month period ended December 31, 2008 were $464,120 as compared to $635,681 for the nine-month period ended December 31, 2007, a decrease of $171,561 or 27%.

Net income for the nine-month period ended December 31, 2008 was $2,941,786 ($.29 per share), an increase of $422,983 (17%) as compared to the nine-month period ended December 31, 2007.  This increase was primarily attributable to the increase in net interest income and to a decrease in general and administrative expenses.

Net interest income increased from $3,327,320 for the nine-month period ended December 31, 2007 to $3,724,906 for the nine-month period ended December 31, 2008, an increase of $397,586 (12%).  This increase in our net interest income for the nine-month period ended December 31, 2008 as compared to the nine-month period ended December 31, 2007 was the result of a significant decrease in our interest expense.

Our interest expense decreased from $2,261,364 for the nine-month period ended December 31, 2007 to $988,567 for the nine-month period ended December 31, 2008, a decrease of $1,272,797 or 56%.  This decrease in interest expense is the result of a significant decrease in total liabilities and a significant decrease in the weighted average interest rate on our debt.

Our total liabilities decreased from $40,869,443 as of December 31, 2007 to $39,361,500 as of December 31, 2008.  The following table illustrates the average month end liabilities during the nine-month period ended December 31, 2008 as compared to the same period ended December 31, 2007:

Table 4 - Month End Total Liabilities for Each Month in the Nine-month Period Ended December 31, 2008 and December 31, 2007

Month	2008	2007	Difference

April	$37,441,086	$45,880,132	$(8,439,046)
May	37,192,614	43,493,942	(6,301,328)
June	36,511,926	46,224,751	(9,712,825)
July	36,630,689	45,594,147	(8,963,458)
August	36,549,535	46,869,209	(10,319,674)
September	35,966,008	46,219,185	(10,253,177)
October	32,690,582	43,530,628	(10,840,046)
November	33,075,297	41,119,221	(8,043,924)
December	39,361,500	40,869,443	(1,507,943)

Monthly Average:	$36,157,693	$44,422,295	$(8,264,602)

The weighted average interest rate on our debt decreased from 6.35% as of December 31, 2007 to 2.86% as of December 31, 2008.  This decrease is directly related to the decrease in the Prime Rate and LIBOR.  See Inflation on page 15 for a discussion on how these rates affect our expenses.

General and administrative expenses decreased from $1,197,693 for the nine-month period ended December 31, 2007 to $746,122 for the nine-month period ended December 31, 2008, a decrease of $451,571 or 38%.  This decrease in general and administrative expenses is primarily attributable to decrease in expenses relating to property held as a result of the foreclosure of defaulted loans.

Other income decreased from $548,576 for the nine-month period ended December 31, 2007 to $116,202 for the nine-month period ended December 31, 2008, a decrease of $432,374.  Contributing to the large amount of other income for the nine-month period ended December 31, 2007 was the recognition of gain of $508,555 from the sale of property located in Bronx, NY that was obtained through foreclosure of a defaulted loan.

Net income for the nine-month period ended December 31, 2008 and December 31, 2007 was diminished by an addition to the provision for credit losses recognized during such periods of $95,000 and $125,000, respectively.

As of December 31, 2008, there were 10,217,094 shares of certificates of beneficial interest outstanding.  Net income per share increased from $.25 per share for the nine-month period ended December 31, 2007 as compared to $.29 per share for the nine-month period ended December 31, 2008.  This increase was attributable to the increase in our net income discussed above.

Results of Operations—Three-month period ended December 31, 2008 as compared to three-month period ended December 31, 2007

During the three-month period ended December 31, 2008, interest income and fees decreased by $311,541 (17%) over the three-month period ended December 31, 2007.

The components of our interest income and fees during the three-month period ended December 31, 2008 as compared to the three-month period ended December 31, 2007 are as follows:

Table 5 – Interest Income and Fees

	For the Three-month Period Ended 12/31/08	For the Three-month Period Ended 12/31/07	Increase (Decrease)

Mortgage loans	$1,096,432	$1,128,741	$(32,309)

Interim loans	200,201	467,865	(267,664)

Commitment fees	230,142	238,170	(8,028)

Other income and fees	33,381	36,921	(3,540)

Total	$1,560,156	$1,871,697	$(311,541)

Interest income on mortgage loans decreased from $1,128,741 during the three-month period ended December 31, 2007 to $1,096,432 during the three-month period ended December 31, 2008, a decrease of $32,309 (3%).  Interest income on interim loans decreased from $467,865 during the three-month period ended December 31, 2007 to $200,201 for the three-month period ended December 31, 2008, a decrease of $267,664 (57%).

Commitment fees earned during the three-month period ended December 31, 2007 as compared to December 31, 2008 decreased from $238,170 to $230,142, a decrease of $8,028 or 3%.

The decrease in interest income and fees for the three-month period ended December 31, 2008 as compared to the three-month period ended December 31, 2007 is attributable to the decrease in our portfolio of interim loans and the decrease in average interest rate on our loans as discussed above.

Our net income for the three-month period ended December 31, 2008 was $1,142,157 ($.11 per share), an increase of $214,126 (23%) as compared to the three-month period ended December 31, 2007.  This increase was attributable to a decrease in our interest expense and a decrease in general and administrative expenses.

The decrease in interest income and fees for the three-month period ended December 31, 2008 as compared to the three-month period ended December 31, 2007 was significantly offset by a decrease in interest expense.  Interest expense for the three-month period ended December 31, 2007 was $682,180 as compared to $272,110 for the three-month period ended December 31, 2008, a decrease of $410,070 or 60%.

The decrease in interest expense was attributable to a decrease in liabilities and a decrease in the weighted average interest rates on our debt.  See Table 4 above for the month-end liabilities for each of the three months during the three-month periods ending December 31, 2008 and 2007, respectively.

The weighted average interest rate on all of our debt for each of the three months during the three-month periods ending December 31, 2008 and 2007, were as follows:

Table 6 – Weighted Average Interest Rates on Debt For Each of the Three Months During the Periods Ending December 31, 2008 and December 31, 2007

Month	2008	2007	Difference

October	3.83%	6.60%	(2.77%)
November	2.84%	6.27%	(3.43%)
December	2.86%	6.35%	(3.49%)

Therefore, even though interest income decreased significantly during the three-month period ended December 31, 2008 as compared to the three-month period ended December 31, 2007, as a result of the significant decrease in interest expense, net interest income actually increased from $1,189,517 for the three-month period ended December 31, 2007 to $1,288,046 for the three-month period ended December 31, 2008, an increase of $98,529 (8%).

Other income increased from $12,773 for the three-month period ended December 31, 2007 to $97,076 for the three-month period ended December 31, 2008, an increase of $84,303.  This was the result of a gain of $76,076 on the sale of other real estate owned.

General and administrative expenses decreased from $262,659 for the three-month period ended December 31, 2007 to $222,565 for the three-month period ended December 31, 2008, a decrease of $40,094 or 15%.  This decrease is primarily attributable to a decrease in expenses related to the property obtained through foreclosures.

As of December 31, 2008, 10,217,094 shares of certificates of beneficial interest were outstanding. Net income per share increased from $.09 per share for the three-month period ended December 31, 2007 to $0.11 per share for the three-month ended December 31, 2008.

Financial Condition—December 31, 2008 as compared to March 31, 2008.

Our portfolio of performing mortgage loans and church bonds increased from $50,389,558 as of March 31, 2008 to $54,908,182 as of December 31, 2008.  Our portfolio of performing interim loans decreased during the nine-month period ended December 31, 2008 from $11,611,879 to $8,802,154.  Mortgage loans, interim loans and church bonds, including non-performing mortgage loans, church bonds and interim loans, held by us increased from $67,932,287 as of March 31, 2008 to $70,479,583 as of December 31, 2008, an increase of $2,547,296 (4%).

Nonperforming mortgage loans, church bonds and interim loans increased from $5,930,850 as of March 31, 2008 to $6,769,247 as of December 31, 2008.   Total performing mortgage loans, church bonds and interim loans increased from $62,001,437 as of March 31, 2008 to $63,710,336 as of December 31, 2008, an increase of $1,708,899.  Consistent with the increase in loans, total assets increased from $68,856,323 as of March 31, 2008 to $69,910,607 as of December 31, 2008, an increase of $1,054,284 (2%).  Impaired loans were $12,257,224 at December 31, 2008 as compared to approximately $11,639,000 at March 31, 2008.

The allowance for credit losses was $1,551,760 at December 31, 2008 as compared to $1,786,477 at March 31, 2008.   The allowance for credit losses is based on an amount that is adequate in the opinion of the Audit Committee, based upon input from management, to absorb losses inherent in the existing loan portfolio. This evaluation includes a review of a quarterly grading methodology performed by management on impaired loans.  Impaired loans include non-performing loans, which have been placed on non-accrual status. At December 31, 2008, impaired loans were $12,257,224 as compared to $11,639,063 at March 31, 2008 and non-performing loans were $6,769,247 at December 31, 2008 as compared to $5,930,850 at March 31, 2008.  Although impaired loans have increased slightly from March 31, 2008, the allowance has decreased reflecting changes in the portfolio. The allowance at March 31, 2008, reflects three impaired loans totaling $1,205,426 with an allowance reserve of approximately $400,000, which have subsequently paid off and are not reflected in the allowance for credit losses at December 31, 2008.

Our liabilities increased from $37,673,019 as of March 31, 2008 to $39,361,500 as of December 31, 2008.

Shareholders’ equity decreased by $634,197 from March 31, 2008 to December 31, 2008.  This is attributable to the decrease in undistributed net income from $1,437,503 as of March 31, 2008 to $803,306 as of December 31, 2008.

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

Our level of liquidity based upon cash and cash equivalents decreased by $26,517 during the nine-month period ended December 31, 2008 leaving us with cash and cash equivalents of $83,470 as of December 31, 2008.  During this same period, we invested $15,704,362 in mortgage and interim construction loans using net cash provided by operating activities in the amount of $2,472,645, principal payments received on our loan portfolio in the amount of $13,218,039, the proceeds from the sale of other real estate owned of $1,811,726, and $22,996,518 in borrowing on master notes and our line of credit.  The total liquidity available to invest in mortgage and interim construction loans was reduced by $715,197 paid in cash dividends during the nine-month period ended December 31, 2008 and the reduction in our borrowings on our bank line of credit and Master Note Agreements in the amount of $24,105,886.

Our primary debt obligations consist of our bank line of credit owing to Amarillo National Bank and Master Note Agreements with various persons.  Pursuant to our January 31, 2006 loan agreement with the bank, we have a $35,000,000 line of credit for a term of three years, maturing December 31, 2008.  This line of credit was extended pursuant to an agreement with the bank dated December 31, 2008 for one month ending January 31, 2009.  On January 31, 2009, we entered into a new Loan Agreement with Amarillo National Bank for a three-year term ending January 31, 2012 and increasing the line of credit to $49,000,000.

As of December 31, 2008, our total liabilities outstanding were $39,361,500.  The amount owing on the line of credit as of December 31, 2008 was $16,015,000.  As mentioned, the January 31, 2006 loan agreement with Amarillo National Bank was renewed and extended into a new loan agreement dated January 31, 2009.  It is anticipated that the January 31, 2009 loan agreement will be renewed at the expiration of its three-year term ending January 31, 2012.  In the event that the bank elects not to renew the line of credit, we may, under the terms of the loan agreement, retire the line of credit over a period of time, not to exceed five years, equal to the weighted average remaining term of a pool of our real estate lien notes which would be pledged to secure the remaining balance of the bank line of credit.

At December 31, 2008, loans to us under Master Note Agreements, which are in effect demand notes, totaled $20,316,023.  In the past, we have utilized our bank line of credit and the principal paid to us upon our outstanding loan portfolio in order to meet our maturing obligations.

Although our cash and cash equivalents as of December 31, 2008 were only $83,470, the balance which could be borrowed by us upon our bank line of credit as of December 31, 2008 was $18,985,000.  The principal payments scheduled to be received on our loan portfolio for the fiscal year ending December 31, 2009 are $14,779,231.  Assuming all of these scheduled principal payments are received, these payments, together with the balance available to us on our bank line of credit after its recent extension to $49,000,000, should provide us with sufficient funds to meet our maturing obligations and fund loan commitments without the necessity of borrowing funds from other sources.  Based upon our success in obtaining borrowings in the past, we are confident that, should it be necessary, we will be able to obtain additional bank financing in the future in sufficient amounts for us to timely meet all of our obligations.

Should all the scheduled principal payments upon loans not be received, and should we be unable to borrow against our line of credit, and should borrowings from other sources not be available, it would be necessary to sell a portion of our mortgage loan portfolio in order to meet all of our financial obligations.  At December 31, 2008, the principal balance of our loan and church bond portfolio was $70,479,583, net of unamortized purchase discounts and deferred commitment fees.  The weighted average interest rate on loans and church bonds was 7.72% per annum.  In view of the normal marketability of conventional loans, we might be required to discount a majority of these loans in order for them to be attractive for purchase.  The principal amount of these loans if discounted to yield a weighted average interest rate of 12%, 14% and 16% would be $45,341,864, $38,864,457, and $34,006,400, respectively.  There is no assurance that we would be able to sell all, or a portion of, our portfolio of loans, in which event, it would be necessary to secure a loan, or loans, from a lender in order to meet our financial obligations.  There is no assurance that we would be able to secure a loan in such instance.  We have sold only one of our loans in our mortgage loan portfolio and, therefore, have limited experience in this area.  Furthermore, if required to discount our loans to yield a weighted average interest rate in excess of 13.82%, then we would not realize sufficient funds from the sale of the loans to retire all of our debt.

Principal payments scheduled to be received upon our permanent loan portfolio during the twelve-month period ending December 31, 2009, if not used to fund new loan commitments, would be used to reduce our outstanding indebtedness.  Should we use the payments of principal which shall be received upon our loan portfolio to reduce our outstanding indebtedness, our interest expense will decrease.  In such instance, whether the decrease in the interest income will exceed, or be less than, the decrease in the interest expense will largely be dependent upon the prime rate of interest prevailing at such time due to the fact that the interest to be earned upon our mortgage loan portfolio is generally based upon a fixed rate of interest or a variable rate of interest that periodically reprices, while the interest to be paid upon our outstanding debts is directly, or indirectly, tied to the prime rate of interest charged by major banks.

Pursuant to the loan agreement with the bank, we have pledged all of our mortgage loans, church bonds and interim construction loans to the bank to secure the line of credit.  The amount owing on the line of credit must not exceed an amount equal to 85% of the outstanding principal amount of the performing mortgage loans and church bonds and 50% of the outstanding principal amount of the performing interim construction loans.  Applying that borrowing limit to our loan portfolio as of December 31, 2008, we can borrow up to the entire $35,000,000 line of credit limit on the January 31, 2006 loan agreement and up to the entire $49,000,000 line of credit limit on the January 31, 2009 loan agreement.  However, during the term of the loan agreement, we would not have the right to sell our loans, without the bank’s consent, since all of our loans have been pledged to the bank to secure the line of credit.  Therefore, under our loan agreement, it will be very difficult, if not impossible, to sell our loans to meet our financial obligations.

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

Inflation

At December 31, 2008, the weighted average interest rate on our mortgage loan and church bond portfolio was 7.72% per annum while the weighted average interest rate upon all our borrowings was 2.86% per annum resulting in a net interest rate margin of 4.86%.   By comparison, as of December 31, 2007, the weighted average interest rate on our mortgage loan and church bond portfolio was 8.51% per annum while the weighted average interest rate on our borrowings was 6.35% per annum resulting in a net interest rate margin of 2.16% per annum.  Therefore, our net interest rate margin has increased by 270 basis points as of December 31, 2008 as compared to December 31, 2007.  Although a majority of the loans constituting our loan portfolio have been made at rates of interest that generally reprice either daily, annually, or otherwise periodically, a portion of the loans constituting our loan portfolio have been made at fixed rates of interest and therefore are not subject to being increased or decreased during the term of the loan.  All of our indebtedness is either directly or indirectly tied to the prime rate of interest charged by major banking institutions and, therefore, is subject to fluctuation.

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

Should the amount of our loans and the amount of our indebtedness remain constant, and should the weighted average interest rate upon the indebtedness increase to approximately 13.82% per annum, interest income and interest expense would be substantially equal.

Under the terms of the new loan agreement with Amarillo National Bank effective January 31, 2009, the interest rate on our line of credit adjusts in accordance with the lesser of the 30-day, 90-day or 180-day London Interbank Offered Rates (“LIBOR”) or the J.P. Morgan Chase & Co. prime rate.  The interest rate on our Master Note Agreements adjusts as and when the Prime Rate as published by the Wall Street Journal changes.  Most of our loans are made on interest rates that are tied to the Prime Rate as published by the Wall Street Journal or a similar index used by major U.S. banking institutions.  Therefore, our cost of funds should be tied to an index that is equal to or less than the index used to price our loan portfolio.

We expect that our cost of funds will increase beginning January 1, 2009 due to several factors.  First of all, the extension of our January 31, 2006 loan agreement and the new January 31, 2009 loan agreement provides for an interest rate floor of 4%.  This interest rate floor will result in an immediate increase in the weighted average interest rate on our indebtedness beginning January 1, 2009.  Secondly, the new loan agreement dated January 31, 2009 changes the index on the rate we pay Amarillo National Bank on the line of credit from, at our option, either the LIBOR plus 1.6% or the J.P. Morgan Chase prime rate less 1% to the LIBOR plus 2.5% or the J. P. Morgan Chase prime rate.  Additionally, the new loan agreement provides for a commitment fee equal to .25% of the average quarterly unadvanced portion of the loan commitment.  Finally, effective February 1, 2009, we agreed to also place an interest rate floor of 3% on our Master Note Agreements.  The interest rate floor on the Master Note Agreements was instituted in order to encourage the maintenance of this source of funds.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting during our fiscal quarter ending December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings.

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

Our existing line of credit agreement with Amarillo National Bank dated January 31, 2006 was set to expire on December 31, 2008.  This Agreement was extended pursuant to an extension dated December 30, 2008.  Thereafter, we entered into a new loan agreement dated January 31, 2009 with Amarillo National Bank renewing and extending our line of credit facility with the bank.  The 2009 agreement increases the line of credit from $35,000,000 to $49,000,000.  However, the extension of our January 31, 2006 loan agreement and the new January 31, 2009 loan agreement provides for an interest rate floor of 4%.  Furthermore, the 2009 loan agreement changes the index on the rate we pay Amarillo National Bank on the line of credit to either the LIBOR plus 2.5% or the J. P. Morgan Chase prime rate, at our option.  This is in contrast to a more favorable index under the 2006 agreement of either the LIBOR plus 1.6% or the J.P. Morgan Chase prime rate less 1%, again at our option.  Additionally, the new loan agreement provides for a commitment fee equal to .25% of the average quarterly unadvanced portion of the loan commitment.  There was no such non-use fee under the 2006 agreement.

Finally, effective February 1, 2009, we agreed to also place an interest rate floor of 3% on our Master Note Agreements.

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

Loan Agreement dated January 31, 2009 entered into by and between Church Loans and Amarillo National Bank.

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

CHURCH LOANS & INVESTMENTS TRUST

By:	/s/ Kelly Archer
Kelly Archer President and CEO
Date:	February 13, 2009

By:	/s/ Robert E. Fowler
Robert E. Fowler Chief Financial Officer (Principal Financial Officer)
Date:	February 13, 2009

Trade Mark and Copyright Notice

Copyright © 2009 by Church Loans & Investments Trust
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