Form 10-K
period 2009-03-31
CHURCH LOANS & INVESTMENTS TRUST
filed 2009-06-26
CIK 20199

United States Securities and Exchange Commission

Washington, D.C. 20549

____________

FORM 10-K

☒

ANNUAL REPORT PRUSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

	Large accelerated filer ☐	Accelerated filer ☐
	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $26,561,298 as of September 30, 2008.

The number of shares outstanding of each of the issuer’s classes of common stock, as of June 25, 2009 is 10,217,094 shares of beneficial interest.

DOCUMENTS INCORPORATED BY REFERENCE

None

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

The period of duration of the Trust, unless dissolved in accordance with law or by the consent of the owners of our shares of beneficial interest, is perpetual.  We may be dissolved by the affirmative vote of not less than fifty percent of the owners of our outstanding shares.

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

We maintain an office located at 5305 I-40 West, Amarillo, TX 79106 (telephone 806/358-3666).

The number of shares of beneficial interest which we are authorized to issue is unlimited.  There are 10,217,094 outstanding shares of beneficial interest in the Trust.  Shareholder’s Equity is $31,100,730 as of March 31, 2009.

Our primary debt obligations consist of our bank line of credit owing to Amarillo National Bank and Master Note Agreements with various persons.  The bank line of credit with Amarillo National Bank provides for a line of credit up to $49,000,000, and matures January 31, 2012.

As mentioned above, we are primarily engaged in the business of making mortgage loans to churches and other nonprofit organizations and assisted living centers.  Originally, our Declaration of Trust required a debt-

to-value ratio of not greater than 66 2/3%.  However, at our annual meeting of shareholders held on July 16, 2004, the shareholders approved an Amended and Restated Declaration of Trust and Bylaws that limits the debt-to-value ratio to 85% unless substantial justification exists because of the presence of other underwriting criteria. Most of our present loans were made based upon the prior 66 2/3% debt-to-value ratio.  We make both long-term mortgage loans and short-term interim or construction loans to finance the construction of church buildings, the construction of assisted living centers, the purchase of real estate, or the refinancing of existing indebtedness.  Most of the interim loans presently being made are associated with bond offerings of churches and other nonprofit organizations and assisted living centers.  These interim loans are scheduled to be repaid from the proceeds of the bond offerings.

We are not limited to the location of the property securing any loans in which we may invest and we seek to spread our investments in areas of the United States where favorable yields prevail.

As of March 31, 2009, we held loans from borrowers located in 25 states and the District of Columbia.  The following table sets forth by state the number of loans and principal amount broken down between permanent loans and interim loans, prior to deduction for deferred commitment fees and mortgage discounts and not including church bonds, as of March 31, 2009.

Table 1 – Number and Amount of Loans By State

State	# of Loans	Permanent	Interim
Alabama	1	$88,907	$-0-
Arkansas	1	539,356	-0-
California	8	4,117,970	-0-
Connecticut	1	693,967	-0-
District of Columbia	1	-0-	762,860
Florida	18	7,821,274	2,864,500
Illinois	4	5,255,574	1,342,716
Indiana	6	5,545,798	-0-
Iowa	2	5,585,772	-0-
Louisiana	3	734,517	1,100,000
Maryland	3	857,665	-0-
Massachusetts	3	851,509	912,625
Michigan	2	1,068,335	-0-
Missouri	1	2,632,052	-0-
Nevada	3	697,548	750,047
New Jersey	4	1,538,101	626,392
New York	11	5,885,005	1,562,363
North Dakota	1	606,586	-0-
Ohio	6	3,833,789	-0-
Oklahoma	3	603,627	-0-
Pennsylvania	4	1,080,590	5,286,759
South Carolina	1	1,103,005	-0-
Tennessee	7	1,411,347	962,471
Texas	29	7,701,069	4,373,705
Virginia	1	248,576	-0-
Washington	1	221,697	-0-
Totals	125	$60,723,636	$20,544,438

As of March 31, 2009 we had 125 permanent and interim mortgage loans and investments in church bonds having a total principal balance outstanding of $81,327,007.  Net of unamortized purchase discounts, deferred commitment fees and allowance for credit losses, the principal amount outstanding on all loans was $77,318,892, with the average principal amount thereof being $618,551.

The interest rates on these loans vary from 5% to 11% per annum with the weighted average interest rate of mortgage loans and church bonds being 7.54% per annum at March 31, 2009.

The maturity dates of these loans vary from one year to thirty years, with the majority being for a term of twenty years and the weighted average maturity on permanent loans being 20.48 years.  Interim loans are typically due in 1 year or less.  The scheduled maturities during the five years subsequent to March 31, 2009 on our entire loan portfolio are as follows:

2010	$ 22,891,480
2011	2,988,093
2012	2,876,502
2013	2,919,848
2014	2,615,959

Although we can make loans with a debt-to-value ratio as high as 85%, most of our portfolio of loans were made with a debt-to-value ratio of not more than 66 2/3%.  Therefore, based upon that underwriting criteria and the seasoned nature of the loans, we believe that the principal amount outstanding on our total portfolio of loans to be less than 66 2/3% of the collateral appraised value securing these loans.  We require and obtain an appraisal of the collateral prior to making a loan.  However, we do not normally obtain updated appraisals except in certain situations with regard to a loan in default.  Therefore, the above estimate of the appraised value of the collateral securing our portfolio of loans is based upon the original appraisal of the property obtained at the time the loan was made.

Following is a table that provides the principal balance outstanding, maturity date, interest rate, collateral appraised value and collateral fair value on each of our permanent and interim loans designated as either in default or non-performing.  We consider a permanent loan as “in default” if any required payment of principal or interest is more than 60 days past due and an interim loan is considered as “in default” if any required payment of principal or interest is more than 90 days past due.  “Non-performing” loans are defined as loans that have been classified as either “cash basis” or “capital recovery” (see explanation under “Revenue Recognition” under “Critical Accounting Policies” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation).  Management’s practice, in reviewing and grading the loan portfolio, is to first compare the present outstanding loan value to the original appraised value.  If the loan to value ratio on a particular loan is 50% or less, then management does not normally make a further investigation of fair value on the particular collateral.  However, if the loan to value ratio is greater than 50%, then management does determine, to the best of management’s ability, management’s opinion of the fair value of the collateral securing the loan.  Therefore, fair value is included for loans for which the loan to value ratio, based on the appraised value, is in excess of 50%.   Management assumes that for loans with a loan to value ratio, based on appraised value, of 50% or less that the fair value exceeds the outstanding loan balance.

Table 2 – Information on Loans in Default or Non-Performing as of March 31, 2009

Loan	Principal Outstanding	Maturity	Rate	Appraised Value of Collateral(1)	Fair Value of Collateral

Greater Life, Baltimore, MD	$ 8,026	11/01/2007	10.50%	$ 76,000	N/A

Holy Trinity, Brooklyn, NY	474,524	03/01/2026	9.50%	1,800,000	N/A

Rhema Word, Chicago, IL (2)	1,297,390	07/01/2025	9.50%	1,850,000	2,250,000

Spiritual Light, Detroit, MI	77,060	11/01/2014	9.75%	185,000	N/A

Messiah MBC, Indianapolis, IN (3)	1,432,774	09/01/2010	7.30%	1,370,000	1,233,000

Global Christian, Richmond, CA (4)	246,962	01/01/2014	9.50%	640,000	N/A

Right Spirit, Spanish Fort, AL (5)	88,907	05/01/2014	9.25%	274,000	N/A

Cathedral of Faith, Tampa, FL	741,402	09/01/2024	6.75%	2,018,000	N/A

Biltmore Group, West Monroe, LA (6)	1,100,000	06/01/2004	7.50%	1,213,000	1, 200,000

Love Temple, Memphis, TN (7)	237,576	01/15/2007	5.00%	105,300	105,300

Project Love, Memphis, TN (7)	255,840	01/15/2007	5.00%	155,100	155,100

Igreja Baptista Pompano Beach, FL	263,836	05/01/2025	7.75%	388,000	400,000

Canaan COGIC Memphis, TN	275,433	03/01/2010	8.00%	245,000	325,000

Ministerio International Virginia Gardens, FL	2,500,000	10/01/2008	10.25%	3,900,000	2,800,000

(1)  Except as noted, appraised value is at or about the date the loan was made.

(2)  The collateral consists of two separate properties.  The appraised value of one property is based upon an appraisal dated April 12, 2005 of $750,000.  The second property was appraised on July 21, 2004 at $1,100,000.  The church has entered into a contract for sale of the second property dated January 2009 that provides for a purchase price of $1,500,000.  Therefore, the combined appraised value of the properties securing the loan is $1,850,000 and, based upon the contract of sale, the fair value of the properties securing the loan is approximately $2,250,000.

(3)  This loan was purchased from Regions Bank in 2007.  Church Loans’ carrying value of this loan is $1,071,430.  The appraised value is based upon a 2006 appraisal.  Therefore, the loan to value ratio based upon Church Loans’ carrying value of the loan as compared to the fair value of the collateral is 87%.

(4)  Appraised value of the collateral is based on the most recent appraisal dated May 25, 2001.

(5)  The raw land securing this loan was appraised at $84,000 and the appraised value of the collateral with improvements is $274,000.

(6)  Church Loans recently obtained new appraisals of the properties securing this loan.  These appraisals contained a range of value from $844,500 to $1,213,000.

(7) These two loans were also purchased from Regions Bank in 2007.  The loans are made to related entities and the loans are secured by two separate properties.  It is our understanding that the loans are cross-collateralized.  There were no appraisals of the properties in the loan files obtained from Regions Bank.  Appraised value for the collateral listed in the table is the 2008 Tax Appraisal from the tax office of Shelby County, Tennessee.  Due to the acquisition of these loans from Regions Bank, Church Loans’ carrying value in these loans is less than the principal balance owing on the loans.  Church Loans’ carrying value in these loans is a total of $185,946 which results in a loan to value ratio of 71%.

We hold 53 different church bonds in which Church Loans has invested, as of March 31, 2009, the sum of $58,933.  The principal balance owing on these bonds was $110,238 as of March 31, 2009.  Payments of some of these bonds are in default. The bonds are secured by a first mortgage lien against the issuer’s property for the benefit of all of the outstanding bondholders. We acquired these bonds at foreclosure sales of the bonds which were collateral to secure notes owing by individuals to us pursuant a bond finance program that has been discontinued. The rates of interest on these bonds range from 7% to 11%, with a weighted average interest rate of 9.89% and the maturities range from August 25, 2004 to March 15, 2018.

Interim loans are short term loans to borrowers normally with a term of one (1) year or less.  These interim loans function as “bridge loans” that provide short term financing to a borrower that is obtaining long term permanent financing.  The long term permanent financing usually is the source of payment of the interim loan.  Most of our interim loans arise from two sources: (1) loans to churches that the source of permanent financing is a church bond offering; and (2) loans to churches for a construction project for which we are making the permanent loan.

We have for several years provided a unique kind of interim loan to churches buying properties, refinancing existing debt or constructing facilities for which the permanent financing was an offering of church bonds on a best efforts basis.  This type of interim loan is secured by a first lien on the borrower’s property securing jointly the amount owing to us and the sold bonds.  As the bonds are sold, the proceeds are used to retire the loan owing to us.  Therefore, the amount owing to us decreases as the bonds are sold.

Loans to churches for a construction project for which we are making the permanent loan are initially carried as an interim loan.  Once the construction project is completed, then the loan is converted to a permanent, amortized loan.  Both the interim and permanent loans are secured by a first mortgage against the borrower’s property.

Interest on interim loans is normally due monthly and the interest rate adjusts as and when the prime rate of interest changes, subject to applicable rate floors.

Permanent loans are fully amortized loans with monthly payments of principal and interest necessary to amortize the loan over the term of the loan.  Presently, we make permanent loans for terms ranging from 15 to 30 years.  The interest rate on the permanent loans will be either an annual adjustable rate or fixed for 3 years, and then adjusts as the prime rate adjusts with a floor equal to the initial rate of the loan.  Recently, these loans have been made with an additional floor of not less than 5% on a 1 year adjustable loan and 6% on a 3 year adjustable loan.

During the fiscal year ending March 31, 2009, our net income was $3,493,408, as compared to $3,267,444 in fiscal 2008, an increase of 7%.  Such increase in our net income was due to an increase in our net interest income, an increase in other income and a decrease in general and administrative expense.

Our net income for each of the quarters during fiscal 2009 was as follows:  first quarter-$1,025,953; second quarter-$773,673; third quarter-$1,142,157; and fourth quarter-$551,625.

Our operational expense decreased from $1,653,039 during fiscal 2008 to $1,141,431 in fiscal 2009.  Our operational expense included general and administrative expenses and compensation to members of the Board of Trust Managers. This decrease is attributable to a decrease in general and administrative expenses of $538,208 or 34%.  This decrease in general and administrative expenses is primarily attributable to a decrease in expenses related to other real estate owned and non-performing loans.

During fiscal 2009, we advanced loan proceeds of $24,514,696 on 30 interim loans and 17 permanent loans.  Most, if not all, of such loans bear interest at a variable rate varying from 1.5% to 2% per annum in excess of the prime rate of interest published by the Wall Street Journal and known as the "Wall Street Journal Prime."

During fiscal 2009, we employed a total of 6 full time employees and no additional part-time persons.

Loan demand seems to have increased in fiscal 2009 especially since the economic downturn in the fall of 2008.  We believe that this increase in loan demand is a direct result of banks and other lenders being limited in their lending to churches due to the economic conditions and the related lending environment.  While loan applications are on the rise, we are attempting to be very careful in our screening process to insure that the loans we make meet our guidelines and are, therefore, likely to be quality loans.

At your request, we will provide you, without charge, a copy of any exhibits to this Annual Report on Form 10-K.  If more information is needed, please call, write or e-mail us at:

Church Loans & Investments Trust

Attn: Mr. Kelly Archer

5305 I-40 West

Amarillo, Texas 79106

Telephone: (806) 358-3666

E-mail: karcher@churchloans.com

Our fiscal year ends on March 31.  We file annual, quarterly and other information with the Securities and Exchange Commission (the “SEC”).  You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Furthermore, our SEC filings are also available to the public at the SEC maintained internet site at http://www.sec.gov.  Our internet address is http://www.churchloans.com.  Our website includes a link to the SEC website referred to above at which our SEC filings are available.

Item 1B: UNRESOLVED STAFF COMMENTS

None

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

As of March 31, 2009, we own no other real estate.  We have in the past held properties that had been acquired by us as a result of the foreclosure of a defaulted loan.  However, as of March 31, 2009, we hold no properties as a result of any such foreclosures.  We presently are pursuing foreclosure of properties securing several loans that are in default.

As previously mentioned our primary business is the making of mortgage loans, almost exclusively, first mortgage loans, to churches and other nonprofit organizations and assisted living centers.  Our Bylaws, as amended, restrict our investments to loans secured by a mortgage, deed of trust, or other lien covering real property with the amount of such loans not to exceed 85% of the value of the real property securing such loan.  The Bylaws may be amended by majority vote of the Board of Trust Managers.  The Board of Trust Managers' general policy is to limit investment of our assets in any one mortgage loan to not more than approximately 20% of shareholder equity or $6,000,000.  However, at the discretion of the Board of Trust Managers, we may make and have made loans in excess of such limit.  All of our investment in mortgage loans is for the purpose of earning income.

Item 3: LEGAL PROCEEDINGS

None.

Item 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5:

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)

Market Information

There is no established public trading market for our shares of beneficial interest.  During fiscal year 2009, a total of 164,640 shares were sold in the secondary market at prices ranging from $2.70 to $3.50 per share.  The last sale during the fiscal year was at $3.10 per share.  During fiscal year 2008, a total of 391,241 shares were sold in the secondary market at prices ranging from $2.50 to $3.50 per share.

The range of high and low bid information for shares of beneficial interest for each quarter within the last two fiscal years are set forth in the following table.

Table 3 – Range of High and Low Bids for Shares for Fiscal 2009 and Fiscal 2008

Quarter	Fiscal 2009		Fiscal 2008
	High	Low	High	Low

April-June	3.15	2.50	3.50	3.30

July-September	3.50	2.75	3.35	3.00

October-December	3.50	2.88	3.25	3.00

January-March	3.30	2.70	3.25	2.50

The source of the above information is our own records.  We serve as the Transfer Agent for our shares.

(b)

Holders

On March 31, 2009, there were 2,633 shareholders.

(c)

Dividends

Cash dividends on all our outstanding shares of beneficial interest are declared twice annually to shareholders of record as of March 31 and December 31. Dividends paid during fiscal years 2008 and 2009 were as follows:  Fiscal Year 2008:  Dividend/Share $.31 per share (Based on three months of fiscal 2007 taxable income and nine months of fiscal 2008 taxable income); Fiscal Year 2009:  Dividend/Share $.35 per share (Based on three months of fiscal 2008 taxable income and nine months of fiscal 2009 taxable income).

An additional dividend of $.06 per share was declared in April 2009 based upon fiscal 2009 taxable income (see Note 5 of the Notes to Financial Statements).  This additional dividend was paid during fiscal 2010 to shareholders of record as of March 31, 2009.

As a real estate investment trust (REIT), dividends are based on taxable income which varies from net income reported in the financial statements because of temporary differences (differences between the tax basis of an asset or liability and its reported amount in the financial statements that will result in taxable or deductible amounts in future years). Furthermore, as a REIT it is necessary that we distribute at least 90% of our taxable net income to our shareholders.  Therefore, dividends may from time to time exceed the net cash provided by operations.  In that event, the excess is paid from the net cash flows provided by investing activities and financing activities.

For the year ended March 31, 2009, dividends of $3,575,982 were paid from the following sources of cash:

Table 4 – Sources of Cash to Pay Dividends

Cash on hand at the beginning of the year	$109,987
Net cash flows provided by operating activities	3,217,545
Net cash flows provided by financing activities	9,437,745
Subtotal	$12,765,277
Less net cash flows used by investing activities prior to payment of dividends	(9,073,601)

Net cash flows available to pay dividends	$3,691,676
Less cash dividends paid	(3,575,982)

Cash on hand at the end of the year	$115,694

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

Revenue Recognition.  We accrue interest income as it is earned.  All past due loans are reviewed monthly by management and the Audit Committee.  A past due loan is evaluated based upon the payment history, opinion of the ultimate collectability of the principal and interest and other experience factors.  The accrual of interest is generally discontinued on loans and church bonds more than 60 days past due unless the credit is well secured and in the process of collection.  In all cases, loans and bonds are placed on nonaccrual or charged-off at an earlier date, if collection of principal or interest is considered doubtful.

Once a loan is placed on non-accrual, the loan will be classified as either “cash basis” or “capital recovery.”  A loan is typically classified as “cash basis” if the Audit Committee believes, based upon several factors, that there is a strong likelihood that the principal of the loan will be recovered, but is concerned that not all of the interest will be recovered.  If a loan is classified as “cash basis,” then interest payments received will be applied to interest income.  A loan is typically classified as “capital recovery” if the Audit Committee believes, based upon several factors, that there is a strong likelihood that we may not be able to recover all of the principal balance of the loan.  In the event that a loan is classified as “capital recovery,” then payments received are applied to principal first and then to interest.

The actual decision to place a loan on non-accrual and the classification of the loan as either “cash basis” or “capital recovery” is made by the Audit Committee with input from management.

Non-accrual status loans are returned to an accrual status when in the opinion of the Audit Committee, based upon input from management, such is warranted based upon the passing of a sufficient time period during which the principal and interest have become current and remain current and, therefore, the loan, both principal and interest, is anticipated to be fully collectible.

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

Originally, our Declaration of Trust required a debt-to-value ratio of not greater than 66 2/3%.  However, at our annual meeting of shareholders held on July 16, 2004, the shareholders approved an Amended and Restated Declaration of Trust and Bylaws that limits the debt-to-value ratio to 85% unless substantial justification exists because of the presence of other underwriting criteria.  Most of our present loans were made based upon the prior 66 2/3% debt-to-value ratio.

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

Management continues to pursue quality new loans, both interim and permanent.  We continue to receive many inquiries for loans.  However, many of those inquiries over the past 12 months have not met our underwriting standards.  We believe that our underwriting standards are one of the reasons why Church

Loans has not been significantly impacted by the recent economic downturn.  As you will note, we have not seen a significant increase in defaulted loans.  Furthermore, some of the decrease in our loan portfolio probably is the result of the aggressive pursuit of our traditional loan customers by banks and other lenders.  However, presently, we are seeing less competition for these loans by banks and, in fact, it appears that some banks are attempting to liquidate their holdings of church loans that the banks acquired over the past few years.

Our interim loans come primarily from two sources.  One source is for churches that are issuing church bond offerings on a best efforts basis.  Over the years, we have had many referrals from broker dealers who assist churches in bond offerings.  These referrals resulted in a good source of interim loans or what is commonly referred to as “bridge loans” pursuant to which we provided the church with the funds to acquire a property, re-finance existing debt or start construction until the funds from the bond offering were available.

However, this source of interim loans has diminished over the past several years for several reasons.  First of all, one particular broker dealer that we were the primary provider of such interim loans has looked to other competing financial sources, including some banks, for this product.  These competitors could provide this service at rates and terms that were difficult for us to compete with.  Due to recent economic events, we believe that there may be a return of this possible source of business.

Secondly, as mentioned above, the aggressive nature of banks and other lenders into the church lending market during the fiscal year ended March 31, 2009 appeared to have diminished the number of traditional church bond offerings. Therefore, since there were fewer church bond offerings, then there were fewer churches in need of interim loans.

Thirdly, with interest rates dropping during the fiscal year ended March 31, 2009, it appeared that church bond offerings that were made on a best efforts basis were sold more quickly due to the higher rates of interest on such bonds.  As a result, many churches did not need interim loans due to the fact the bonds sold fast enough to meet the churches liquidity needs. Or, if an interim loan was made, the loan paid off much faster.  Therefore, the average number of days that an interim loan stayed on our books shortened.

The other source of interim loans are loans for which we have agreed to make the permanent loan but are treating and carrying as interim loans during the construction phase. Once construction is finished, then the loan is converted to a permanent amortized loan and then carried and treated as a permanent loan.  Permanent loans have slightly increased as some interim loans have moved into permanent status by design.  Also, more of the loans that we have recently made have been acquisitions rather than construction and, therefore, never were treated as interim loans. We would anticipate that with the current economic realities that the acquisition of existing church properties may be more affordable than construction of new properties and, therefore, this may be a continuing trend.

We have recently seen a significant increase in loan requests. It appears that this may be the result of the move by banks and other lenders away from this type of lending as a result of the present economic conditions. Furthermore, we have seen several opportunities to purchase existing church loans from banks that need to liquidate some of their existing loans. We believe that the present economic condition actually provides a very good opportunity for us and based on such, we made the decision to enlarge our credit facility with Amarillo National Bank from $35,000,000 to $49,000,000.

During the credit situation caused by the failure of many savings and loans and banks during the late 80s and early 90s, we grew our portfolio through the very profitable acquisition of several packages of loans from the FDIC and Resolution Trust Corporation (RTC).  It appears that the present economic environment may create a similar opportunity.

Although, the present economic downturn may decrease the number of churches seeking to acquire or construct facilities, at this time, we are seeing a steady, if not increasing, request for loans and opportunities to acquire loans.  Therefore, we believe that our loan portfolio will actually increase in the near term.  The increase in our portfolio of loans during the three-month period ended March 31, 2009 seems to reflect this belief.

Furthermore, at the present time, we are not seeing a significant increase in defaulted loans in our portfolio.  We anticipate that if churches experience a decrease in contributions, then churches will first cut programs.  We anticipate that only in the most dire situations will a church not make its mortgage payment and risk losing its property especially considering the equity that most of our borrowers have in their property due to the more conservative lending criteria that we have historically used.

We appear to be able to maintain and, in fact, increase our necessary financing.  As mentioned, we recently increased our credit facility from $35M to $49M.  Furthermore, although Master Note balances have decreased from $24,537,391 as of March 31, 2008 to $21,513,136 as of March 31, 2009 (a decrease of 12%), we believe that the Master Notes will continue to be a dependable source of financing.  At the January 27, 2009 meeting of the Board of Trust Managers, we instituted a 3% floor on the interest rate we pay on such Master Notes effective as of February 1, 2009 in a move to encourage the maintenance of this source of funding.   Since implementing such interest rate floor, Master Note balances have increased from $19,949,445 as of February 28, 2009 to $21,513,136 as of March 31, 2009.

Results of Operations—2009 compared to 2008

Our revenues are derived from interest income and fees earned on loans as well as, to a lesser degree, interest earned on church bonds and short-term investments.  During the year ended March 31, 2009, interest income and fees decreased by $1,205,504 (17%) over the year ended March 31, 2008.

The decrease in interest income and fees for the year ended March 31, 2009, as compared to the year ended March 31, 2008 was primarily attributable to the decrease in the weighted average interest rate on our portfolio of loans, a decrease in the loan portfolio during most of the fiscal year and a decrease in commitment fee income.

The components of our interest income and fees during the year ended March 31, 2009 as compared to the year ended March 31, 2008 are as follows:

Table 5 – Interest Income and Fees

For the Year Ended 3/31/09		For the Year Ended 3/31/08	Increase (Decrease)

Mortgage loans	$ 4,539,186	$ 4,477,815	$ 61,371

Interim loans	922,549	1,810,856	(888,307)

Commitment Fees	515,459	897,255	(381,796)

Other Income and Fees	122,104	118,876	3,228

Total	$ 6,099,298	$ 7,304,802	($ 1,205,504)

The net decrease in total interest income on mortgage loans and interim loans of $826,936 represents a decrease of 13% for the fiscal year ended March 31, 2009 as compared to the fiscal year ended March 31, 2008.  Primary contributors to this decrease are the decrease in the portfolio of loans during a majority of the year ended March 31, 2009 as compared to the same period ended March 31, 2008 and the decrease in the weighted average interest rate on our portfolio of loans.

The following table compares our portfolio of loans, net of mortgage discounts and deferred commitment fees, as of March 31, 2009 to March 31, 2008:

Table 6 – Principal Amounts Outstanding for All Mortgage Loans, Church Bonds and Interim Loans as of March 31, 2009 and 2008

Type of Loan	03/31/09	03/31/08	Increase (Decrease)

Total Mortgage Loans and Church Bonds	$58,659,638	$55,220,408	$ 3,439,230

Total interim loans	20,286,014	12,711,879	7,574,135

Total loan portfolio	$78,945,652	$67,932,287	$11,013,365

Performing Loans	03/31/09	03/31/08	Increase (Decrease)

Performing Mortgage Loans and Church Bonds	$55,512,158	$50,389,558	$ 5,122,600

Performing Interim Loans	16,686,014	11,611,879	5,074,135

Total Performing Loans	$72,198,172	$62,001,437	$10,196,735

Non-Performing Loans	03/31/09	03/31/08	Increase (Decrease)

Non-Performing Mortgage Loans and Church Bonds	$3,147,480	$4,830,850	$(1,683,370)

Non-Performing Interim Loans	3,600,000	1,100,000	2,500,000

Total Non-Performing Loans	$6,747,480	$5,930,850	$ 816,630

“Non-performing” or “non-accrual” loans as defined by Church Loans are loans that have been classified as either “cash basis” or “capital recovery” (see explanation under “Revenue Recognition” under “Critical Accounting Policies” above).

Although the amount of our mortgage loans, church bonds and interim loans increased as of March 31, 2009 as compared to March 31, 2008, most of that increase occurred during the last 3 months of the year ended March 31, 2009.  As of December 31, 2008, total mortgage loans, church bonds and interim loans were $70,479,582 as compared to $70,465,992 as of December 31, 2007.  Mortgage loans increased throughout the three-month period ended March 31, 2009 as compared to the three-month period ended March 31, 2008.  Interim loans increased significantly as of March 31, 2009 as compared to March 31, 2008.  This increase was primarily attributable to an increase in interim loans during the month of March 2009.

Therefore, although the total amount of mortgage loans, church bonds and interim loans increased as of March 31, 2009 as compared to March 31, 2008, for the first 8 months of the year ended March 31, 2009, the amount of our loan portfolio was at levels actually lower than the same period during the year ended March 31, 2008.  This decrease contributed to the decrease in interest income and fees for the period ended March 31, 2009.

In fact, the monthly average amount of the portfolio for the year ended March 31, 2009 was $69,331,447 as compared to $72,898,851 for the year ended March 31, 2008.  Therefore, the monthly average of our loan portfolio was $3,567,404 lower than in fiscal 2008.  Table 7 below sets forth our month end portfolio values, net of deferred commitments fees and mortgage discounts.

Table 7 – Month-End Portfolio Values

Month	Fiscal 2009	Fiscal 2008	Difference

April	$67,469,937	$75,224,697	$(7,754,760)
May	67,605,082	73,025,212	(5,420,130)
June	66,936,845	75,834,147	(8,897,302)
July	68,042,859	75,574,185	(7,531,326)
August	67,615,745	77,199,504	(9,583,759)
September	67,030,510	76,732,462	(9,701,952)
October	66,201,480	75,134,551	(8,933,071)
November	66,827,582	72,905,373	(6,077,791)
December	70,479,582	70,465,992	13,590
January	71,559,190	67,103,438	4,455,752
February	73,272,904	67,654,360	5,618,544
March	78,945,652	67,932,287	11,013,365

Monthly Average:	$69,331,447	$72,898,851	$(3,567,404)

Non-performing loans, church bonds and interim loans increased from $5,930,850 as of March 31, 2008 to $6,747,480 as of March 31, 2009, an increase of $816,630.  The accrual of interest on these loans has been discontinued.  If interest on these mortgage loans, church bonds and interim loans had been accrued as earned, interest and fees on loans would have been increased by approximately $602,000 and $458,000 for the years ended March 31, 2009 and 2008, respectively.  Interest income actually recognized on such loans during 2009 and 2008 was approximately $192,000 and $175,000, respectively.

We have not seen a material increase in loans that are in default in the last fiscal year or the most recent fiscal quarter.  Specific information on loans that are in default as of March 31, 2009 is included in Table 2 above.  Table 8 below provides information relative to action being taken on loans in default as of March 31, 2009.

Table 8 - Specific Information Relating to Loans in Default and Non-Performing Loans as of March 31, 2009:

Loan	Principal Outstanding	Foreclosure Action Taken

Greater Life, Baltimore, MD	$ 8,026	None. Balance is small and church is making sporadic payments.

Holy Trinity, Brooklyn, NY	474,524	None. Church is making payments and is staying within 90-120 days of being current. Debt is well secured

Rhema Word, Chicago, IL	1,297,390	None. Church is making payments. Debt is well secured. Church is trying to sell one of its properties to reduce debt and debt service.

Spiritual Light, Detroit, MI	77,060	None. Church is making payments. Balance is relatively small.

Global Christian, Richmond, CA	246,962	None. Church is making payments.

Right Spirit, Spanish Fort, AL	88,907	None. Church is making payments and is staying within 120 days.

Cathedral of Faith, Tampa, FL	741,402	None. Seeking insurance settlement proceeds. In dispute with public adjustor regarding insurance settlement.

Love Temple, Memphis, TN	237,576	Litigation pending involving this loan, arising out of a dispute within the church. Church is making sporadic payments.

Project Love, Memphis, TN	255,840	Litigation pending involving this loan, arising out of a dispute within the church. Church is making sporadic payments.

Canaan COGIC, Memphis, TN	275,433	None, but legal action is presently being considered.

Igreja Batista, Pompano Beach, FL	263,835	None. Church is making payments and is less than 90 days past due.

Messiah MBC, Indianapolis, IN	1,432,774	None. Church has been making weekly payments and a new forbearance agreement is pending.

Biltmore Group, West Monroe, LA	1,100,000	Foreclosure has been initiated and is pending.

Ministerio Intl., Virginia Gardens, FL	2,500,000	Foreclosure has been initiated and is pending. Church is cooperating in a friendly foreclosure action.

Our allowance for credit losses actually decreased from $1,786,477 as of March 31, 2008 to $1,626,760 as of March 31, 2009.  The allowance for credit losses is based on an amount that is adequate in the opinion of the Audit Committee, based upon input from management, to absorb losses inherent in the existing loan portfolio.  This evaluation includes a review of a quarterly grading methodology performed by management on impaired loans.   Impaired loans include non-performing loans, which have been placed on non-accrual status. At March 31, 2009 and 2008 impaired loans were approximately $12,709,774 and $11,639,000, respectively. Impaired loans included non-performing loans and other loans deemed by management to be impaired that are not classified as non-performing. Our average investment in non-performing loans was $6,339,000 and $9,281,000 for the years ended March 31, 2009 and March 31, 2008 respectively. The allowance for credit losses has decreased reflecting changes in the portfolio of existing loans. In other words, based on the quarterly grading methodology performed by management and reviewed by the Audit Committee, it is our opinion that although there is an increase in impaired loans, the allowance for credit losses decreased as of March 31, 2009 due to the lower risk of loss in the portfolio.

In calculating its reserve for credit losses, Church Loans does take into account probable credit losses inherent in the remaining portion of its loan portfolio. In calculating the allowance, 1% of the outstanding balance of its loan portfolio of permanent and interim mortgage loans that have not been identified as impaired is reserved for.  In addition, 2% of the outstanding balance of half of its church bonds is reserved for and an additional 50% of the remaining half of its church bonds is reserved for.

Other than the addition of the loan to Ministerio Intl., Virginia Gardens, Florida in the amount of $2,500,000 to the loans in default, the amount of loans in default has actually decreased from March 31, 2008 to March 31, 2009.  Therefore, Church Loans, with the exception of this one loan, has not, at this time, experienced a significant impact on the performance in its loan portfolio during the current economic environment.  However, Church Loans will continue to closely monitor its loans in default and will, of course, increase the reserve as necessary.  Management and the Board of Trust Managers review the loans in default each month.  The Audit Committee reviews and adjusts, as necessary, the allowance for credit losses each quarter.

The following table discloses the activity, on a quarterly basis, relating to the allowance for credit losses since March 31, 2008:

Table 9 – Activities in the Allowance for Credit Losses

March 31, 2008 balance	$1,786,477

Increases during the quarter	-0-

Charge offs during the quarter	-0-

June 30, 2008 balance	1,786,477

Increases during the quarter	95,000

Charge offs during the quarter	(329,717)

September 30, 2008 balance	1,551,760

Increases during the quarter	-0-

Charge offs during the quarter	-0-

December 31, 2008 balance	1,551,760

Increases during the quarter	75,000

Charge offs during the quarter	-0-

March 31, 2009 balance	$1,626,760

As of March 31, 2009, Church Loans also held church bonds with a carrying value of $58,933 which were in default.

The weighted average interest rate on our loans and church bonds decreased from 8.39% as of March 31, 2008 to 7.54% as of March 31, 2009.  This decrease in the weighted average interest rate on our loans contributed to the decrease in our interest income during fiscal 2009 as compared to fiscal 2008.

Table 10 – Weighted Average Interest Rates on Our Loan Portfolio For Each Month in the Years Ended March 31, 2009 and March 31, 2008

Month	Fiscal 2009	Fiscal 2008	Difference

April	8.38	8.31	.07
May	8.37	8.37	.00
June	8.40	8.45	(.05)
July	8.40	8.49	(.09)
August	8.39	8.57	(.18)
September	8.17	8.57	(.40)
October	7.96	8.51	(.55)
November	7.98	8.54	(.56)
December	7.72	8.51	(.79)
January	7.69	8.36	(.67)
February	7.66	8.35	(.69)
March	7.54	8.39	(.85)

Commitment fees earned during the year ended March 31, 2009 were $515,459 as compared to $897,255 for the year ended March 31, 2008, a decrease of $381,796 or 43%.

Net income for the year ended March 31, 2009 was $3,493,408 ($.34 per share), an increase of $225,964 (7%) as compared to the year ended March 31, 2008.  This increase was primarily attributable to the increase in net interest income and to a decrease in general and administrative expenses.

Net interest income increased from $4,554,883 for the year ended March 31, 2008 to $4,766,972 for the year ended March 31, 2009, an increase of $212,089 (5%).  This increase in our net interest income for the year ended March 31, 2009 as compared to the year ended March 31, 2008 was primarily the result of a decrease in our interest expense.

Our total liabilities increased from $37,673,019 as of March 31, 2008 to $47,214,845 as of March 31, 2009.  However, for each of the first 9 months of the year ended March 31, 2009, our debt was less than our debt for each of the first 9 months during the year ended March 31, 2008.  Furthermore, the weighted average interest rate on our debt decreased from 4.73% as of March 31, 2008 to 3.74% as of March 31, 2009.  Our interest expense decreased from $2,749,919 for the year ended March 31, 2008 to $1,332,326 for the year ended March 31, 2009, a decrease of $1,417,593 or 52%.

The weighted average interest on our debt was lower for each month during the year ended March 31, 2009 as compared to each month for the year ended March 31, 2008.  Likewise, as mentioned, for the first 9 months of the year ended March 31, 2009 our total debt was lower than for the same months in the year ended March 31, 2008.  We greatly benefited from the lower interest rates during the fiscal year ended March 31, 2009 and the reduction in our debt during the first 9 months of fiscal 2009.  These lower rates and our lower debt more than offset the higher debt during the three-month period ended March 31, 2009.

The following table sets forth the weighted average interest rates on our debt for each month during the year ended March 31, 2009 as compared to same period ending March 31, 2008:

Table 11 - Weighted Average Interest Rates on All Debt For Each Month in the Year Ended March 31, 2009 and March 31, 2008

Month	Fiscal 2009	Fiscal 2008	Difference

April	4.09	6.96	(2.87)
May	3.83	6.96	(3.13)
June	3.83	6.96	(3.13)
July	3.84	6.96	(3.12)
August	3.84	6.96	(3.12)
September	3.84	7.13	(3.26)
October	3.83	6.60	(2.77)
November	2.84	6.27	(3.43)
December	2.86	6.35	(3.49)
January	2.93	6.06	(3.13)
February	3.52	4.75	(1.23)
March	3.74	4.73	(.99)

Although market interest rates in the U.S. were flat during the three-month period ended March 31, 2009, the rates we pay on our debt increased due to two factors.  First of all, our new loan agreement with Amarillo National Bank effective January 31, 2009 provided for a higher index, an interest rate floor of 4%, and a non-use fee.  Secondly, effective February 1, 2009, we amended our Master Note Agreements to provide an interest rate floor of 3%.

The following table illustrates the average month end liabilities for the year ended March 31, 2009 as compared to the same period ended March 31, 2008:

Table 12 - Month End Total Liabilities for Each Month in the Fiscal Years Ended March 31, 2009 and March 31, 2008

Month	Fiscal 2009	Fiscal 2008	Difference

April	$37,441,086	$45,880,132	$(8,439,046)
May	37,192,614	43,493,942	(6,301,328)
June	36,511,926	46,224,751	(9,712,825)
July	36,630,689	45,594,147	(8,963,458)
August	36,549,535	46,869,209	(10,319,674)
September	35,966,011	46,219,185	(10,253,174)
October	32,689,582	43,530,628	(10,841,046)
November	33,074,297	41,119,221	(8,044,924)
December	36,500,715	40,642,638	(4,141,423)
January	38,521,094	35,074,835	3,446,259
February	41,572,090	37,312,057	4,260,033
March	47,214,845	37,673,019	9,541,826

Monthly Average:	$37,488,707	$42,469,480	$(4,980,773)

The following table provides a schedule of maturity dates and the principal amounts maturing for our debt:

Table 13 - Maturity Dates of Month End Liabilities for Each Month in the Fiscal Year Ended March 31, 2009

Month	Total Liabilities	Maturing 1-31-12 (1)	Demand/Current

April	$37,441,086	$11,653,000	$25,788,086
May	37,192,614	12,103,000	25,089,614
June	36,511,926	12,253,000	24,258,926
July	36,630,689	12,603,000	24,027,689
August	36,549,535	13,103,000	23,446,535
September	35,966,011	12,978,000	22,988,011
October	32,689,582	10,858,000	21,831,582
November	33,074,297	11,890,000	21,184,297
December	36,500,715	16,015,000	20,485,715
January	38,521,094	17,890,000	20,631,094
February	41,572,090	21,340,000	20,232,090
March	47,214,845	25,365,000	21,849,845

(1)  Technically, the amounts set forth in this column for the months of April, May, June, July, August, September, October, November and December were due on December 31, 2008, but were extended pursuant to the January 31, 2009 loan agreement with Amarillo National Bank to be due on or before January 31, 2012.

General and administrative expenses decreased from $1,601,339 for the year ended March 31, 2008 to $1,063,131 for the year ended March 31, 2009, a decrease of $538,208 or 34%.  This decrease in general and administrative expenses is primarily attributable to the decrease in insurance, property taxes, attorney’s fees and other expenses relating to property held as a result of the foreclosure of defaulted loans.

Other income decreased from $554,958 for the year ended March 31, 2008 to $132,977 for the year ended March 31, 2009, a decrease of $421,981.  Contributing to the large amount of other income in fiscal 2008 was the recognition of gain of $508,555 from the sale of property located in Bronx, NY that was obtained through foreclosure of a defaulted loan.

As of March 31, 2009, there were 10,217,094 shares of certificates of beneficial interest outstanding.  Net income per share increased from $.32 per share for the year ended March 31, 2008 as compared to $.34 per share for the year ended March 31, 2009.  This increase was attributable to the increase in our net income discussed above.

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

We are engaged primarily in the business of making permanent and interim loans to churches and other non-profit organizations, and to other borrowers, including businesses engaged in the building and operation of assisted living centers.  At March 31, 2009 we had six loans to three different borrowers which are secured by assisted living centers and commercial properties which totaled approximately $13,673,168.  Our assets primarily consist of our loan portfolio, real estate acquired through foreclosure and our office building and facilities.

Our operating expenses are comprised of the maintenance of our office building, the payment of the salaries of our management and support staff, office expenses, fees paid to the Board of Trust Managers, and the payment for legal and accounting services.  Substantially all of our assets are invested in the permanent and interim loans.  Our only potential liquidity problems relate to the timely and proper repayment of the leveraged funds we have borrowed to make loans in excess of our capital and the ability to fund loan commitments which totaled approximately $16,251,000 at March 31, 2009.

Our primary sources of funds for liquidity consist of cash reserves, net cash provided by operations, payments received from the loans comprising our loan portfolio, and funds available through debt financing, including our line of credit agreement with the Amarillo National Bank.

Our level of liquidity based upon cash and cash equivalents increased by $5,707 during the year ended March 31, 2009.  During this same period, we invested $24,514,696 in mortgage and interim construction loans using net cash provided by operating activities in the amount of $3,217,545, the excess in our borrowings on our bank line of credit and Master Note agreements over the principal payments made in the amount of $9,437,745, principal payments received on our loan portfolio in the amount of $15,590,285, payments received on other notes receivables of $1,000.  The total liquidity available to invest in mortgage and interim construction loans was reduced by the net expenses resulting from other real estate owned that was sold of $150,190 and $3,575,982 paid in cash dividends during the year ended March 31, 2009.

Our primary debt obligations consist of our bank line of credit owing to Amarillo National Bank and Master Note Agreements with various persons. Pursuant to our January 31, 2009 loan agreement with the bank, we have a $49,000,000 line of credit for a term of three years, maturing January 31, 2012.

As of March 31, 2009, our total liabilities outstanding were $47,214,845. The amount owing on the line of credit as of March 31, 2009 was $25,365,000.  It is anticipated that the line of credit will be renewed at the expiration of such three-year term. In the event that the bank elects not to renew the line of credit, we may, under the terms of the loan agreement, retire the line of credit over a period of time, not to exceed five years, equal to the weighted average remaining term of a pool of our real estate lien notes which would be pledged to secure the remaining balance of the bank line of credit.

As of March 31, 2009, pursuant to the credit agreement with Amarillo National Bank dated January 31, 2012, Church Loans has one note owing to Amarillo National Bank. The interest rate on this credit facility adjusts in accordance with the lesser of the 30-day, 90-day or 180-day London Interbank Offered Rates (“LIBOR”) plus 2.50% or the J.P. Morgan Chase & Co. prime rate as selected on the applicable adjustment dates by Church Loans and with an interest rate floor of 4%. As of March 31, 2009, the balance owing on this note was $25,365,000. The note owing to Amarillo National Bank made pursuant to a new Loan Agreement was entered into with the bank effective January 31, 2009 (“the 2009 Loan Agreement”) for a term of three years ending January 31, 2012. The rate of interest owing on the obligation owing to the bank as of March 31, 2009 was 4.0%, not including the non-use fee.

The amounts owing to Amarillo National Bank are secured by the portfolio of loans held by Church Loans.  Church Loans may borrow up to $49,000,000 pursuant to the 2009 loan agreement subject to a borrowing base calculation limit equal to 85% of the principal balance outstanding of the performing mortgage loans and church bonds held by Church Loans and 50% of the principal balance outstanding of the performing interim loans held by Church Loans.  Pursuant to that borrowing base calculation, Church Loans, as of March 31, 2009, could borrow up to the entire $49,000,000 line of credit.

Pursuant to the loan agreements with Amarillo National Bank, Church Loans must also maintain stockholder’s equity of not less than $18,000,000.

At March 31, 2009, loans to us under Master Note Agreements, which are in effect demand notes, totaled $21,513,136.     As of March 31, 2009, Church Loans had 88 Master Note Agreements with 41 different parties.  The rate of interest on these Master Notes is at the Wall Street Journal prime rate of interest less 1.25% with an interest rate floor of 3% effective as of February 1, 2009.  As of March 31, 2009, the rate of interest on these Master Notes was 3.00%.  All of these Master Notes are due on demand except that without the consent of Church Loans a noteholder may not demand payment of more than $250,000 during any 30 day period.  These Master Notes are unsecured.

The loan agreement with Amarillo National Bank does provide that it is an event of default under such agreement if Church Loans defaults in the payment of any other indebtedness.  Therefore, a default by Church Loans in the payment or performance of a Master Note would be a technical event of default in Church Loans’ agreement with the bank.

In the past, we have utilized our bank line of credit and the principal paid to us upon our outstanding loan portfolio in order to meet our maturing obligations.

Although our cash and cash equivalents as of March 31, 2009 were only $115,694, the balance which could be borrowed by us upon our bank line of credit as of March 31, 2009 was $23,635,000.  The principal payments scheduled to be received on our loan portfolio through the fiscal year ending March 31, 2012 are $28,756,075.  Assuming all of these scheduled principal payments are received, these payments, together with the balance available to us on our bank line of credit, would provide us with sufficient funds to meet our maturing obligations and fund loan commitments without the necessity of borrowing funds from other sources.  Based upon our success in obtaining borrowings in the past, we are confident that, should it be necessary, we will be able to obtain additional bank financing in the future in sufficient amounts for us to timely meet all of our obligations.

Should all the scheduled principal payments upon loans not be received, and should we be unable to borrow against our line of credit, and should borrowings from other sources not be available, it would be necessary to sell a portion of our mortgage loan portfolio in order to meet all of our financial obligations.  At March 31, 2009, the principal balance of our loan and church bond portfolio was $78,945,652, net of unamortized purchase discounts and deferred commitment fees.  The weighted average interest rate on loans and church bonds was 7.54% per annum.  In view of the normal marketability of conventional loans, we might be required to discount a majority of these loans in order for them to be attractive for purchase.  The principal amount of these loans if discounted to yield a weighted average interest rate of 8%, 10% and 12% would be $74,406,275, $59,525,020, and $49,604,183, respectively.  There is no assurance that we would be able to sell all, or a portion of, our portfolio of loans, in which event, it would be necessary to secure a loan, or loans, from a lender in order to meet our financial obligations.  There is no assurance that we would be able to secure a loan in such instance.  We have sold only one of our loans in our mortgage loan portfolio and, therefore, have limited experience in this area.  Furthermore, if required to discount our loans in excess of 12.61%, then we would not realize sufficient funds from the sale of the loans to retire all of our debt.

Principal payments scheduled to be received upon our permanent loan portfolio during the year ending March 31, 2010, if not used to fund new loan commitments, would be used to reduce our outstanding indebtedness.  Should we use the payments of principal which shall be received upon our loan portfolio to reduce our outstanding indebtedness, our interest expense will decrease.  In such instance, whether the decrease in the interest income will exceed, or be less than, the decrease in the interest expense will largely be dependent upon the prime rate of interest prevailing at such time due to the fact that the interest to be earned upon our mortgage loan portfolio is generally based upon a fixed rate of interest or a variable rate of interest that periodically reprices, while the interest to be paid upon our outstanding debts is directly, or indirectly, tied to the prime rate of interest charged by major banks.

Pursuant to the loan agreement with the bank, we have pledged all of our mortgage loans, church bonds and interim construction loans to the bank to secure the line of credit.  The amount owing on the line of credit must not exceed an amount equal to 85% of the outstanding principal amount of the performing mortgage loans and church bonds and 50% of the outstanding principal amount of the performing interim construction loans.  Applying that borrowing limit to our loan portfolio as of March 31, 2009, we can borrow up to the entire $49,000,000 line of credit limit.  However, during the term of the loan agreement, we would not have the right to sell our loans, without the bank’s consent, since all of our loans have been pledged to the bank to secure the line of credit.  Therefore, under our loan agreement, it will be very difficult, if not impossible, to sell our loans to meet our financial obligations.

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

Inflation

At March 31, 2009, the weighted average interest rate on our mortgage loan and church bond portfolio was 7.54% per annum while the weighted average interest rate upon all our borrowings was 3.74% per annum resulting in a net interest rate margin of 3.80%.   By comparison, as of March 31, 2008, the weighted average interest rate on our mortgage loan and church bond portfolio was 8.39% per annum while the weighted average interest rate on our borrowings was 4.73% per annum resulting in a net interest rate margin of 3.66% per annum.  Therefore, our net interest rate margin has increased by 14 basis points during the year ending March 31, 2009 as compared to March 31, 2008.  Although a majority of the loans constituting our loan portfolio have been made at rates of interest that generally reprice either daily, annually, or otherwise periodically, a portion of the loans constituting our loan portfolio have been made at fixed rates of interest and therefore are not subject to being increased or decreased during the term of the loan.  All of our indebtedness is either directly or indirectly tied to the prime rate of interest charged by major banking institutions and, therefore, is subject to fluctuation.

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

Should the amount of our loans and the amount of our indebtedness remain constant, and should the weighted average interest rate upon the indebtedness increase to approximately 12.61% per annum, interest income and interest expense would be substantially equal.

Under the terms of the loan agreement with Amarillo National Bank, the interest rate on our line of credit adjusts in accordance with the lesser of the 30-day, 90-day or 180-day London Interbank Offered Rates (“LIBOR”) or the J.P. Morgan Chase & Co. prime rate, subject to an interest rate floor of 4%.  The interest rate on our Master Note Agreements adjusts as and when the Prime Rate as published by the Wall Street Journal changes subject to a floor of 3%.  Most of our loans are made on interest rates that are tied to the Prime Rate as published by the Wall Street Journal or a similar index used by major U.S. banking institutions.  Therefore, our cost of funds should be tied to an index that is equal to or less than the index used to price our loan portfolio.

The loan agreement with Amarillo National Bank effective January 31, 2009 changed the index on the rate we pay on the line of credit from, at our option, either LIBOR plus 2.5% or the J. P. Morgan Chase prime rate.  These indices are higher than under the previous loan agreement.  Additionally, the new loan agreement provides for an interest rate floor of 4% and a commitment fee equal to .25% of the average quarterly unadvanced portion of the loan commitment.

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

Item 8:

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control over Financial Reporting

The management of Church Loans & Investments Trust (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.  The Company’s management has made a comprehensive review, evaluation and assessment of the Company’s internal control over financial reporting as of March 31, 2009.  In making its assessment of internal control over financial reporting, the Company’s management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, the management of the Company makes the following assertions:

Management has implemented a process to monitor and assess both the design and operating effectiveness of internal control over financial reporting.

All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009.  In making this assessment, it used the criteria set forth by COSO in Internal Control-Integrated Framework.  Based on that assessment, management believes that, as of March 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s Annual Report on Form 10-K for the period ended March 31, 2009 does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in the Annual Report on Form 10-K for the period ended March 31, 2009.

/s/ Kelly Archer          .

Kelly Archer

President and CEO

(Principal Executive Officer)

/s/ Robert Fowler      .

Robert Fowler

Senior Vice-President and CFO

(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Trust Managers and Shareholders

Church Loans & Investments Trust

Amarillo, Texas

We have audited the accompanying balance sheet of Church Loans & Investments Trust (a real estate investment trust) as of March 31, 2009, and the related statements of income, shareholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Church Loans & Investments Trust as of March 31, 2009, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assessment of the effectiveness of Church Loans & Investments Trust’s internal control over financial reporting as of March 31, 2009, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting  and, accordingly, we do not express an opinion thereon.

Hein & Associates LLP

Houston, Texas

June 25, 2009

Report of Independent Registered Public Accounting Firm

The Board of Trust Managers and Shareholders

Church Loans & Investments Trust

Amarillo, Texas

We have audited the accompanying balance sheet of Church Loans & Investments Trust (a real estate investment trust) as of March 31, 2008, and the related statements of income, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Church Loans & Investments Trust as of March 31, 2008, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Clifton Gunderson LLP

Phoenix, Arizona

June 25, 2008

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
BALANCE SHEETS
March 31, 2009 and 2008

ASSETS
	2009	2008

CASH AND CASH EQUIVALENTS	$115,694	$109,987
RECEIVABLES
Mortgage loans and church bonds – performing	55,512,158	50,389,558
Interim construction loans – performing	16,686,014	11,611,879
Nonperforming mortgage loans, church bonds and interim construction loans	6,747,480	5,930,850
Less: Allowance for credit losses	(1,626,760)	(1,786,477)
	77,318,892	66,145,810
Accrued interest receivable	577,413	608,930
Notes receivable	1,000	2,000
Net receivables	77,897,305	66,756,740
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $538,028 and $536,136 in 2009 and 2008, respectively	214,932	216,996
OTHER REAL ESTATE OWNED	-	1,735,650
OTHER ASSETS	87,644	36,950
TOTAL ASSETS	$78,315,575	$68,856,323

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Notes payable and line of credit:
Related parties	$12,601,983	$13,059,425
Other	34,276,153	24,380,966
	46,878,136	37,440,391
Accrued interest payable	95,349	49,617
Other	241,360	183,011
Total liabilities	47,214,845	37,673,019
Commitments and Contingencies (Note 9)

SHAREHOLDERS’ EQUITY
Shares of beneficial interest, no par value; authorized shares unlimited, 10,223,690 shares issued	29,762,291	29,762,291
Undistributed net income	1,354,929	1,437,503
Treasury shares, at cost (6,596 shares)	(16,490)	(16,490)
Total shareholders’ equity	31,100,730	31,183,304
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$78,315,575	$68,856,323

These financial statements should be read in connection with the accompanying summary of significant accounting policies and notes to financial statements.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
STATEMENTS OF INCOME
Years ended March 31, 2009 and 2008

	2009	2008

INTEREST AND FEE INCOME:
Interest income	$5,583,839	$6,407,547

Fee income	515,459	897,255

Interest and fee income	6,099,298	7,304,802

INTEREST EXPENSE	1,332,326	2,749,919

Net interest income	4,766,972	4,554,883

PROVISION FOR CREDIT LOSSES	170,000	125,000

Net interest income less provision for possible credit losses	4,596,972	4,429,883

OTHER INCOME

Gain on sale of other real estate owned	76,076	508,555

Other	56,901	46,403
Other income	132,977	554,958

OTHER OPERATING EXPENSES

General and administrative	1,062,219	1,601,339

Board of Trust Managers’ fees	79,212	51,700

Total other operating expenses	1,141,431	1,653,039

Income before provision for income taxes	3,588,518	3,331,802

PROVISION FOR INCOME TAXES	95,110	64,358

NET INCOME	$3,493,408	$3,267,444

NET INCOME PER SHARE	$.34	$.32

These financial statements should be read in connection with the accompanying summary of significant accounting policies and notes to financial statements.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
STATEMENTS OF SHAREHOLDERS’ EQUITY
Years ended March 31, 2009 and 2008

	Shares of beneficial interest		Undistributed	Treasury
	Shares	Amount	net income	shares	Total
Balance, March 31, 2007	10,223,690	29,762,291	1,337,359	(16,490)	31,083,160

Net income	-	-	3,267,444	-	3,267,444

Cash dividends ($0.31 per share)	-	-	(3,167,300)	-	(3,167,300)
Balance, March 31, 2008	10,223,690	29,762,291	1,437,503	(16,490)	31,183,304

Net income	-	-	3,493,408	-	3,493,408

Cash dividends ($0.35 per share)	-	-	(3,575,982)	-	(3,575,982)
Balance, March 31, 2009	10,223,690	$29,762,291	$1,354,929	$(16,490)	$31,100,730

These financial statements should be read in connection with the accompanying summary of significant accounting policies and notes to financial statements.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
STATEMENTS OF CASH FLOWS
Years ended March 31, 2009 and 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,493,408	$3,267,444
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,064	2,064
Provision for credit losses	170,000	125,000
Gain on sale of other real estate owned	(76,076)	(508,555)
Amortization of loan discounts	(34,057)	(31,980)
Amortization of commitment fees	(422,698)	(826,602)
Changes in:
Accrued interest receivable	31,517	(94,755)
Accrued interest payable	45,732	(72,631)
Federal income tax payable	(68,884)	22,739
Other liabilities	81,088	(3,302)
Other, net	(4,549)	1,578
Net cash provided by operating activities	3,217,545	1,881,000

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in mortgage and interim construction loans and church bonds	(24,514,696)	(32,306,970)
Payments received on mortgage and interim construction loans and church bonds	15,590,285	38,751,423
Payments received on notes receivable	1,000	1,000
Net proceeds (expenses) from sale of other real estate owned	(150,190)	1,025,000
Net cash provided (used) by investing activities	(9,073,601)	7,470,453

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on notes payable and line of credit	39,226,835	44,758,670
Principal payments on notes payable and line of credit	(29,789,090)	(50,928,248)
Cash dividends paid	(3,575,982)	(3,167,300)
Net cash used by financing activities	(5,861,763)	(9,336,878)
Increase in cash and cash equivalents	5,707	14,575

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	109,987	95,412

CASH AND CASH EQUIVALENTS AT END OF YEAR	$115,694	$109,987

These financial statements should be read in connection with the accompanying summary of significant accounting policies and notes to financial statements.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
March 31, 2009 and 2008

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

CURRENT OPERATING ENVIRONMENT

Church Loans invests in loans with rates of interest that generally reprice either daily, annually or otherwise periodically and are generally funded by relatively short-term debt obligations. The volatility of interest rates and increased competition to attract customers' funds have caused Church Loans' liability structure to become short-term and rate sensitive. Church Loans reflected an average interest yield on its loan and church bond portfolio, an average interest rate on its total indebtedness and a net interest rate margin at March 31, 2009 and 2008 as follows:

	Loan and church bond portfolio	Total indebtedness	Net interest rate margin
March 31, 2009	7.54%	3.74%	3.80%
March 31, 2008	8.39%	4.73%	3.66%

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
March 31, 2009 and 2008

The accrual of interest is generally discontinued on loans and church bonds more than 60 days past due unless the credit is well secured and in process of collection.  In all cases, loans and bonds are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged-off is reversed against interest income.  The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Commitment fees received on interim construction loans are recognized over the interim commitment period for loans that are not permanently financed by Church Loans and over the life of the mortgage loan for loans that are permanently financed by Church Loans. Amounts are amortized using the straight-line method. For the years ended March 31, 2009 and 2008, this method is not materially different from the method of deferring commitment fees until the commitment is exercised and recognizing such fees as an adjustment to yield by the interest method over the related loans' lives as prescribed by generally accepted accounting principles.

Purchase discounts on loans are amortized based on the interest method over the term of the loan.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses is established as losses are estimated to have occurred through a provision for credit losses charged to earnings. Loan losses are charged against the allowance when Church Loans believes the uncollectability of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for credit losses is evaluated on a regular basis by Church Loans and is based upon management's and the Board of Trust Managers' periodic review of the collectability of the loans in light of historical experience, adverse conditions that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

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
March 31, 2009 and 2008

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation.  Depreciation is provided on the straight-line method over the estimated useful lives of the assets.

OTHER REAL ESTATE OWNED

Real estate acquired through, or in lieu of, loan foreclosure is initially recorded at estimated fair value less costs to sell. Other real estate owned, after foreclosure, is carried at the lower of carrying amount or the property's estimated fair value less estimated costs to sell (fair value). Impairment losses are measured as the amount by which the carrying amount of a property exceeds its fair value. Losses are charged to operations as incurred.

INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Effective April 1, 2007, Church Loans adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”).  FIN 48 defines the methodology for recognizing the benefits of tax return positions as well as guidance regarding the measurement of the resulting tax benefits. FIN 48 requires an enterprise to recognize the financial statement effects of a tax position when it is more likely than not (defined as a likelihood of more than 50%), based on the technical merits, that the position will be sustained upon examination. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of whether a tax position meets the more-likely-than-not recognition threshold requires a substantial degree of judgment by management based on the individual facts and circumstances. Actual results could differ from estimates.  The adoption and application of FIN 48 was not material to our financial statements.

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

In the ordinary course of business, Church Loans has entered into off-balance-sheet financial instruments consisting of commitments to extend credit. Such financial instruments are recorded in the financial statements when they are drawn upon.

CASH FLOWS

For purposes of reporting cash flows, cash and cash equivalents include cash-on-hand, investments in a money market mutual fund, and certificates of deposit with maturities of less than 90 days at the time of acquisition.

ADVERTISING

Advertising costs are expended as incurred. Advertising expenses for the years ended March 31, 2009 and 2008 totaled $63,366 and $53,070, respectively.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
March 31, 2009 and 2008

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement No. 157 (SFAS No. 157), Fair Value Measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 generally for financial assets and liabilities, and is effective for fiscal years beginning after November 15, 2008 generally for non-financial assets and liabilities. The adoption of SFAS No. 157 did not have a material effect on Church Loans’ financial position or results of operations.

RECLASSIFICATION

Certain amounts in the 2008 financial statements have been reclassified to conform to the 2009 presentation.

This information is an integral part of the accompanying financial statements.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
NOTES TO FINANCIAL STATEMENTS
March 31, 2009 and 2008

NOTE 1 – LOANS AND CHURCH BONDS

Mortgage loans receivable consist of conventional loans of $60,723,636 and $57,186,949 and church bonds of $58,933 and $100,152 at March 31, 2009 and 2008, respectively.  Interim construction loans of $20,544,438 and $12,788,296 at March 31, 2009 and 2008, respectively, consist primarily of loans to churches for the construction of church facilities and assisted living centers.  Mortgage loans, church bonds and interim construction loans are generally secured by first liens on real estate comprised primarily of church buildings and other real estate.  Historically, the amount of a loan has been generally limited to 66-2/3% of the appraised value of the related property.  During the fiscal year 2005, the debt-to-value ratio was increased to 85%. Certain loans are guaranteed by individual members of the congregations or other individuals or congregations, depending on the circumstances.

Church Loans' portfolio included mortgage loans, church bonds and interim construction loans with interest rates ranging from 5.00% to 11.00% at March 31, 2009.  The weighted average annual interest rates of Church Loans' loan and church bond portfolio were 7.54% and 8.39% at March 31, 2009 and 2008, respectively.

In addition to a concentration of loans to churches, Church Loans makes certain interim real estate construction loans and permanent loans to entities other than churches.  At March 31, 2009 and 2008, Church Loans had six loans to three borrowers that totaled approximately $13,673,168 and $11,462,000, respectively, which were secured by assisted living centers and commercial properties.

The following schedule is a summary of the combined mortgage, church bonds and interim construction loan portfolios by size of loan at March 31:

	2009		2008
Description	No. of Loans	Carrying amount	No. of Loans	Carrying amount
Over $1,500,000	10	$28,068,376	10	$23,588,376
$1,300,000-1,499,999	2	2,777,802	2	2,731,440
$1,000,000-1,299,999	10	11,213,239	9	10,288,422
$900,000-999,999	6	5,736,627	2	1,903,080
$800,000-899,999	2	1,726,488	2	1,709,529
$700,000-799,999	4	3,008,437	4	3,062,595
$600,000-699,999	13	8,563,044	13	8,434,112
$500,000-599,999	9	5,016,999	9	4,933,647
$400,000-499,999	8	3,693,282	6	2,711,020
$300,000-399,999	10	3,390,410	7	2,471,693
$200,000-299,999	20	5,131,958	23	5,814,789
$100,000-199,999	10	1,654,495	9	1,323,705
Under $100,000	21	1,345,850	21	1,102,989
	125	81,327,007	117	70,075,397
Less: unamortized purchase discounts on mortgage loans		(996,541)		(1,030,598)
Less: deferred commitment fees		(1,384,814)		(1,112,512)
Less: allowance for credit losses		(1,626,760)		(1,786,477)
Total		$77,318,892		$66,145,810

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
NOTES TO FINANCIAL STATEMENTS
March 31, 2009 and 2008

NOTE 1 – LOANS AND CHURCH BONDS (CONTINUTED)

The mortgage and interim construction loan portfolios included the following loans at March 31, 2009, with individual balances in excess of 3% of the total carrying amount of the combined portfolios:

Impacting Your World Ministries, Philadelphia, PA; interest at prime plus 2.0% with a floor of 6.0% (6.0% at March 31, 2009); principal and interest due on maturity on March 1, 2010.	$5,286,759
Bickford Cottage LLC, Peoria, IL; interest at prime plus 1.5% with a floor of 9.75% (9.75% at March 31, 2009, scheduled to reprice January 1, 2010); monthly payments of $36,092 to maturity on January 1, 2032	3,958,185

Bickford Cottage LLC, West Des Moines, IA; interest at prime plus 2.0% with a floor of 6.0% (6.0% at March 31, 2009, scheduled to reprice January 1, 2012); monthly payments of $21,493 to maturity on January 1, 2029.	2,986,982

Community Protestant Church of Co-Op City, Bronx, NY; interest at prime plus 2.0% with a floor of 9.25% (9.25% at March 31, 2009, scheduled to reprice January 1, 2012); monthly payments of $26,249 to maturity on January 1, 2026	2,683,279

Christ Temple Pentecostal Church, Kansas City, MO; interest at prime plus 2.5% with a floor of 10.75% (10.75% at March 31, 2009, scheduled to reprice March 1, 2012); monthly payments of $31,387 to maturity on March 1, 2022	2,632,052

Great Plains Assisted Living L.L.C., Sioux City, IA; interest at prime plus 1.5% with a floor of 5.5% (5.5% at March 31, 2009, scheduled to reprice January 1, 2014); monthly payments of $17,960 to maturity on January 1, 2029	2,598,790

Ministerio Internacional Creciendo, Virginia Gardens, FL; interest at prime plus 2.0% with a floor of 12.25% (12.25% at March 31, 2009); principal and interest due on maturity on October 1, 2008	2,500,000

$22,646,047

The original terms of the individual loans included in the loan portfolio generally vary from 1 to 30 years.  Scheduled maturities during the five years subsequent to March 31, 2009, are:

2010	$22,891,480
2011	2,988,093
2012	2,876,502
2013	2,919,848
2014	2,615,959

At March 31, 2009, mortgage loans and interim construction loans of $81,268,074 were pledged to support the indebtedness of Church Loans.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
NOTES TO FINANCIAL STATEMENTS
March 31, 2009 and 2008

NOTE 1 – LOANS AND CHURCH BONDS (CONTINUTED)

A summary of transactions in the allowance for credit losses for the years ended March 31 is as follows:

	2009	2008
Balance at beginning of year	$1,786,477	$1,713,249
Charge-offs	(329,717)	(51,772)
Provision charged to operating expenses	170,000	125,000
Balance at end of year	$1,626,760	$1,786,477

At March 31, 2009 and 2008, the recorded investment for loans for which impairment was recognized in accordance with Statement No. 114 was approximately $12,710,000 and $11,639,000, respectively. The allowance for credit losses at March 31, 2009 and 2008 was $1,626,760 and $1,786,477, respectively. The average investment in impaired loans was approximately $6,339,000 and $9,281,000 for the years ended March 31, 2009 and 2008 respectively. Total non-accrual loans were approximately $6,747,000 and $5,931,000 for the years ended March 31, 2009 and 2008, respectively. Loans recognized as impaired as March 31, 2008 in the amount of $11,639,000 included non-performing loans of $5,931,000 as well as $5,708,000 in loans recognized as impaired but not classified as non-performing. Likewise, loans recognized as impaired as of March 31, 2009 in the amount of $12,710,000 include non-performing loans of $6,747,000 as well as approximately $5,963,000 in loans recognized as impaired but not classified as non-performing. Interest income which would have been recorded under the original terms of non-accrual loans and church bonds amounted to approximately $602,000 and $458,000 for the years ended March 31, 2009 and 2008, respectively, of which $192,000 and $175,000 was recognized, respectively. Total loans past due ninety days or more and still accruing were approximately $2,047,347 and $4,012,000 for the years ended March 31, 2009 and 2008, respectively.

NOTE 2 – NOTES PAYABLE AND LINE OF CREDIT

Information relating to notes payable and line of credit follows:

Balance at end of year		Weighted average interest rate at end of year		Maximum amount outstanding at any month-end	Average month-end balance	Weighted average interest rate for the year
March 31, 2009
Line of credit payable to bank	$25,365,000	4.23%	*	$25,365,000	$14,837,583	3.88%*
Other demand notes payable	21,513,136	3.00%		24,842,669	22,353,474	3.37%
TOTAL	$46,878,136	3.74%		$50,207,669	$37,191,057	3.57%
March 31, 2008
Line of credit payable to bank	$12,903,000	4.69%	*	$25,288,000	$19,312,667	6.74%*
Other demand notes payable	24,537,391	4.75%		24,634,889	22,586,485	6.41%
TOTAL	$37,440,391	4.73%		$49,922,889	$44,902,152	6.56%

* Does not consider commitment fees.

The line of credit is secured by the pledge of specific mortgage notes receivable.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
NOTES TO FINANCIAL STATEMENTS
March 31, 2009 and 2008

NOTE 2 – NOTES PAYABLE AND LINE OF CREDIT (CONTINUTED)

Maturities of notes payable and the line of credit are financed through principal payments received on loans, advances on other demand notes payable and advances on the line of credit.

Descriptions of the notes payable and the line of credit are as follows:

Line of Credit Payable to Bank

The line of credit payable to bank consists of borrowings under a loan agreement effective through January 31, 2012, that provides for a $49,000,000 line of credit with certain commitment fees. Pursuant to the agreement with the bank, Church Loans has pledged all mortgage loans, church bonds and interim construction loans to the bank to secure the line of credit. The amount owing on the line of credit must not exceed an amount equal to 85% of the outstanding principal amount of the performing mortgage loans and church bonds and 50% of the outstanding principal amount of the performing interim construction loans.

Interest accrues at a variable rate and was the ninety-day LIBOR rate plus 2.50% (2.9975%) but was subject to a floor of 4.0% at March 31, 2009. Interest is payable monthly. In consideration of the Bank’s agreement and commitment to make the loan, the Trust agreed to pay to the Bank a commitment fee equal to one-fourth (1/4) of one percent (1.0%) per annum of the average quarterly unadvanced portion of the Bank’s commitment. The commitment fee is payable quarterly.

Additionally, the line of credit requires that Church Loans' net worth be no less than $18,000,000, its total indebtedness shall not exceed 250% of its net worth and that the ratio of earnings before deduction of interest and taxes as compared to interest expense shall not be less than 1.2. At March 31, 2009, Church Loans' unused line of credit was $23,635,000 less than the maximum amount permitted under the agreement.

Demand Notes Payable

Notes payable consists of demand notes payable of $21,513,136 which mature during the year ending March 31, 2011.The demand notes payable bear interest, payable monthly, at 1.25% less than the prime rate (2.0% at March 31, 2009), but not less than three percent (3.0%) per annum and are unsecured (see note 6).

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

Deferred taxes were not significant to Church Loans' 2009 and 2008 financial statements.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
NOTES TO FINANCIAL STATEMENTS
March 31, 2009 and 2008

NOTE 3 – INCOME TAX PROVISION (CONTINUTED)

The income tax provision for the years ended March 31 is less than the amount computed by applying the applicable statutory federal income tax rate (35%) to income before provision for income taxes as follows:

	2009	2008

Computed "expected" federal income tax provision	$1,255,981	$1,166,131
Increases (decreases) in taxes resulting from:
Dividends	(1,215,834)	(1,144,315)
Graduated rate differential	(5,277)	(6,938)
Difference in provision for credit losses for financial and tax purposes	61,699	87,580
Difference in accounting for interest income recognized for financial and tax purposes	(7,355)	(6,112)
Other	5,895	(31,988)

Actual provision for income taxes	$95,110	$64,358

Church Loans adopted the provisions of FASB FIN 48, Accounting for Uncertainty in Income Taxes, on April 1, 2007. Management has determined that Church Loans has no material uncertain tax positions that would require recognition under FIN 48. Church Loans had no significant unrecognized tax benefits as of March 31, 2009 that, if recognized would affect the effective tax rate. Church Loans had recorded no accrued interest or penalties as of or for the year ended March 31, 2009. Church Loans had no positions for which it deemed that it is reasonably possible that the total amounts of the unrecognized tax benefit will significantly increase or decrease within the 12 months of March 31, 2009.

NOTE 4 – NET INCOME PER SHARE

Net income per share of beneficial interest is based on the weighted average number of shares outstanding, which were 10,217,094 for the years ended March 31, 2009 and 2008, respectively. There were no share equivalents or other potentially dilutive securities outstanding during any of the years presented.

NOTE 5 – DIVIDENDS

All dividends paid by Church Loans are taxable to the recipient. A schedule of dividends paid during the years ended March 31, 2009 and 2008 follows:

		Dividend amount
Date of record	Date paid	Per Share	Total

March 31, 2007	May 2007	.06	613,026
December 31, 2007	January 2008	.25	2,554,274
March 31, 2008	May 2008	.07	715,197
December 31, 2008	January 2009	.28	2,860,785

In April 2009, a dividend of $613,026 ($0.06 per share) was declared for shareholders of record on
March 31, 2009.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
NOTES TO FINANCIAL STATEMENTS
March 31, 2009 and 2008

NOTE 6 - RELATED PARTY TRANSACTIONS

Other demand notes payable at March 31, 2009 and 2008 included notes totaling $12,601,983 and $13,059,425, respectively, which represent borrowings from related parties. The notes bear interest at 1.25% less than the prime rate (2.0% at March 31, 2009), but not less than three percent (3.0%) per annum and are unsecured. Interest expense incurred on related party other demand notes payable was approximately $613,000 and $854,000 for the years ended March 31, 2009 and 2008, respectively.

NOTE 7 - CASH FLOW INFORMATION

Supplemental information on cash flows and noncash transactions for the years ended March 31 is as follows:

	2009	2008
Supplemental cash flow information

Interest paid	$1,286,594	$2,822,550

Income taxes paid	$163,994	$10,228

Schedule of noncash investing activity:

Interim loans issued for sale of real estate acquired through foreclosure	$1,961,916	$-

NOTE 8 – SIMPLE RETIREMENT PLAN

Church Loans participates in a Simplified Employee Pension – Individual Retirement Accounts Contribution Agreement. Church Loans agrees to provide discretionary contributions in each calendar year to the individual retirement account or individual retirement annuity of all employees who are at least 21 years old and have performed services for Church Loans in at least three years of the immediately preceding five years. Church Loans contribution amounted to approximately $46,000 and $61,000 for the years ended March 31, 2009 and 2008, respectively.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Church Loans is a party to financial instruments with off-balance-sheet risk in the normal course of business.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have variable interest rates, fixed expiration dates or other termination clauses and require payment of a fee. Since some of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Church Loans evaluates each customer's credit worthiness on a case-by-case basis.  Collateral generally includes real estate properties. The exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit is represented by the contractual amount. At March 31, 2009, Church Loans had outstanding loan commitments (by contract amounts) of approximately $16,251,000. Management does not anticipate any losses as a result of these commitments.

Church Loans is involved in litigation in the normal course of business and, in the opinion of management; such litigation will have no material effect on Church Loans' financial statements.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
NOTES TO FINANCIAL STATEMENTS
March 31, 2009 and 2008

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

Loans and Church Bonds

Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, such as mortgage and interim construction loans and church bonds. Each loan category is further segmented into fixed and adjustable rate interest terms. For variable-rate loans, primarily interim construction loans, that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair value of fixed-rate mortgage loans and bonds are generally estimated by discounting the future cash flows through the estimated maturity using the current rates at which similar loans would be made to borrowers with similar credit ratings. The estimate of maturity is based on Church Loans' historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions. The carrying value of loans and bonds, net of the allowance for credit losses was $77,318,892 and $66,145,810 and the fair value of loans and bonds was approximately $79,170,120 and $71,662,000 at March 31, 2009 and 2008, respectively.

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

Item 9:

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Clifton Gunderson LLP was previously engaged as the principal accountants for Church Loans & Investments Trust (“the Trust”).  On or about August 31, 2008, Clifton Gunderson LLP sold its Amarillo, Texas office.  Therefore, on February 24, 2009, the Board of Trust Managers based on the recommendation of the Audit Committee dismissed Clifton Gunderson LLP as the Trust’s independent auditors.

Clifton Gunderson LLP’s report on the financial statements for the past two fiscal years did not contain any adverse opinion, disclaimer of opinion, nor any qualification or modification as to uncertainty, audit scope, or accounting principles.

The decision to change accountants was approved by both the Audit Committee of the Board of Trust Managers and the entire Board of Trust Managers.

Furthermore, there were no disagreements with Clifton Gunderson LLP on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement in regard to the audits of the fiscal years ended March 31, 2007 and March 31, 2008, or in regard to the subsequent interim period preceding dismissal.

The Board of Trust Managers, based on the recommendation of the Audit Committee, ratified the engagement of Hein & Associates, LLP, independent certified public accounts, on February 24, 2009, as the auditors of the financial statements of the Trust for the fiscal year ending March 31, 2009, subject to satisfactory completion of the client acceptance procedures of Hein & Associates, LLP.

The Trust has not during the two most recent fiscal years, nor any subsequent interim period prior to engaging Hein & Associates, LLP, consulted Hein & Associates, LLP regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Trust’s financial statements or any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in paragraph 304(a)(1)(v) of Regulation S-K ).

These changes were reported on Form 8K filed with the SEC on March 2, 2009.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting during our fiscal quarter ending March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B: OTHER INFORMATION

None.

PART III

Item 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Trust Managers.  The following information is furnished as to each individual who now serves as a member of our Board of Trust Managers.  This information includes each Trust Manager’s business experience for the last 5 years.

B. R. McMorries, age 82 is a consulting engineer. He has served as a Trust Manager since 1963. He serves as Chairman of the Board of Trust Managers

Larry G. Brown, age 66 is the President of Larry Brown Realtors, Inc. and is a licensed realtor. He has served as a Trust Manager since 1981. He serves as Vice-Chairman of the Board of Trust Managers

Jack R. Vincent, age 79 is engaged in farming and ranching operations. He has served as a Trust Manager since 1989.

Steven Rogers, age 61 is a commercial real estate agent. He has served as a Trust Manager since 1990.

Michael A. Bahn, age 65 is the Vice-President of Amarillo Blueprint Co., an office equipment and supply and reproduction services business. He has served as a Trust Manager since 1997.  He serves as Secretary of the Board of Trust Managers.

Michael W. Borger, age 54 is the President of Turnkey Leasing, Ltd., an equipment leasing business. Mr. Borger has served as a Trust Manager from 1988 to 1990 and again since 2002.

Stephen W. Myers, age 53, is the principal owner and President of Turnkey Computer Systems, LLC, a computer software provider with emphasis in the cattle feeding industry.  Mr. Myers has served as a Trust Manager since January 2008.

E. Stan Morris, Jr., age 61, is a certified public accountant and an employee of the public accounting firm of Brown, Graham & Company, P.C.  Mr. Morris has served as a Trust Manager since January 2008.

(b)	Executive Officers. The following information is furnished as to each individual who now serves as an executive officer and who is not mentioned under "Board of Trust Managers" above:

M. Kelly Archer, age 57, serves as President, Manager of Operations and Chief Executive Officer.  As such, Mr. Archer functions as our Executive Officer.  Mr. Archer has served in this capacity for 27 years.

Robert E. Martin, age 59, serves as our Senior Vice-President-Lending.  Mr. Martin has served in such capacity since 1999.  Prior to serving in such capacity, Mr. Martin served as the President/CEO of Santa Fe Federal Credit Union.  Mr. Martin also served as a member of our Board of Trust Managers prior to becoming our Senior Vice-President.

Robert E. Fowler, age 56, serves as our Senior Vice-President-CFO and Information Systems. Mr. Fowler has served in such capacity for 27 years.

Scott C. Nickson, age 27, serves as Vice-President-Lending.  Mr. Nickson has served in such capacity since 2008.  Prior to serving in such capacity, Mr. Nickson served as a high school teacher and coach.  Mr. Nickson holds a BBA in Finance and a Master of Science in Economics, both degrees from Texas A & M University.

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

(h)

Identification of the Audit Committee.

We have an Audit Committee which consists of Messer’s McMorries, Morris, Vincent and Borger.  This committee, which met twelve times during our last fiscal year, is primarily responsible for:  reviewing the activities of our independent auditors; reviewing and evaluating recommendations of the auditors; recommending areas of review to our management; reviewing our loans to determine the recommended credit loss reserve and review and classification of past due loans; and reviewing and evaluating our accounting policies, reporting practices and internal controls.

(i)

Changes in Recommending Nominees to the Board of Trust Managers.

None.

(j)

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

Based upon information provided to us by individual Trust Managers and Executive Officers and shareholders, we believe that during the preceding fiscal year our Managers and Executive Officers and shareholders have complied with all such applicable filing requirements with the following three exceptions:  (1) Kelly Archer, CEO, failed to timely report on Form 4 a sale of 5,000 shares of beneficial interest of the Trust which occurred on July 31, 2008.  This sale was reported on a Form 5 filed on April 16, 2009.  According to our information, this is the only late report filed by Mr. Archer and the only transaction not timely reported by Mr. Archer.  (2) Robert Martin, Vice-President-Lending, failed to timely report on Form 4 the acquisition of 1,250 shares of beneficial interest in the Trust on December 6, 2006.  This acquisition was reported on a Form 5 filed on June 3, 2009.  According to our information, this is the only late report filed by Mr. Martin and the only transaction not timely reported by Mr. Martin.  (3) Scott C. Nickson, Vice-President-Lending, failed to timely report on Form 4 the acquisition of 425 shares of beneficial interest in the Trust on September 3, 2008.  This acquisition was reported on a Form 5 filed on June 10, 2009.  According to our information, this is the only late report filed by Mr. Nickson and the only transaction not timely reported by Mr. Nickson.

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

Church Loans & Investments Trust Attn: Mr. Kelly Archer 5305 I-40 West Amarillo, Texas 79106 Telephone: (806) 358-3666 E-mail: karcher@churchloans.com

Item 11: EXECUTIVE COMPENSATION

(a)  Executive Officers:

The following table sets forth certain information regarding compensation paid during each of our last three fiscal years to our Manager of Operations (principal executive officer (PEO)).  We have no other executive officers whose salary, bonuses and other compensation earned during fiscal 2009 exceeded $100,000 for services rendered in all capacities.

Annual Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compensation
PEO - M. Kelly Archer Manager of Operations	2009 2008 2007	$115,704 115,704 112,854	$5,263 -0- -0-	$20,100 19,650 19,500

Other Annual Compensation paid to or for the benefit of Mr. Archer represents annual contributions to the SEP (Simplified Employee Pension) accounts for Mr. Archer.

(b)  Trust Managers' Compensation:

Our Board of Trust Managers was paid $79,212 in cash as a group during the last fiscal year for services as Trust Managers.  The Chairman of the Board of Trust Managers, B. R. McMorries, is paid $700 per month for serving in such capacity.  The remaining members of the Board of Trust Managers are paid $500 per month for serving as a member of the board.  All Trust Managers are paid an additional $100 per board or committee meeting attended.  In addition, a Trust Manager receives $400 per day for their services when out of town on trust business.

Compensation paid to individual Trust Managers during the fiscal year ended March 31, 2009 is as follows:

Compensation Paid to Trust Managers (i.e. Directors) during the fiscal year ended March 31, 2009:

Trust Manager	Fees earned or paid in cash	Stock Awards, Option Awards, Non-equity incentive plan compensation, Nonqualified deferred compensation earnings, and All other compensation	Total

Bill R. McMorries	$12,300	$0	$12,300
Larry G. Brown	10,000	0	10,000
Jack R. Vincent	8,500	0	8,500
Steven Rogers	11,100	0	11,100
Michael A. Bahn	10,100	0	10,100
Michael W. Borger	8,500	0	8,500
Stephen W. Myers	9,600	0	9.600
E. Stan Morris, Jr.	8,200	0	8,200

Total	$78,300	$0	$78,300

The members of the Board of Trust Managers are not otherwise employed or compensated by us.

None of the Trust Managers receive any stock awards, option awards, non-equity incentive plan compensation, non-qualified deferred compensation or other compensation other than monthly board fees paid in cash, and a $400 per day stipend when out of town on Trust business, both of which are included in “fees earned or paid in cash” in the above table.

(c) Compensation Committee Interlocks and Insider Participation:

Not required.

(d) Compensation Committee Report:

Not required.

Item 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)

The following table indicates the persons known by us to own beneficially more than 5 percent of our shares of beneficial interest as of March 31, 2009:

Name and Address of Beneficial Owner	Amount of and Nature of Beneficial Ownership	Percent of Class
Edith M. Brandon 3001 Teckla, Amarillo, TX 79106	605,323 shares	5.92%

(b)

The following table indicates the number of our shares of beneficial ownership owned by the Board of Trust Managers and Executive Officers, individually and as a group as of March 31, 2009:

Name and Address of Beneficial Owner	Amount of and Nature of Beneficial Ownership*	Percent of Class

B. R. McMorries 1601 Jordan, Amarillo, TX 79106	423,672	4.15%

Larry G. Brown 4522 Tutbury, Amarillo, TX 79119	42,787	0.42%

Jack R. Vincent 6303 Stoneham Drive, Amarillo, TX 79109	3,500	0.03%

Steven Rogers 6206 Calumet, Amarillo, TX 79106	2,800	0.03%

Michael A. Bahn 7134 Adirondack Trail, Amarillo, TX 79106	1,650	0.02%

Stephen W. Myers 8401 New England Drive, Amarillo, TX 79119	50,000	0.49%

Michael W. Borger 43 Cypress Point, Amarillo, TX 79124	63,000	0.62%

E. Stan Morris, Jr. 6308 Calumet Road, Amarillo, TX 79106	5,000	0.05%

M. Kelly Archer 7200 Dreyfuss Road, Amarillo, TX 79106	242,368	2.37%

Robert E. Fowler 6714 Mosley St., Amarillo, TX 79119	23,287	0.23%

Robert E. Martin 8 Country Club Drive, Amarillo, TX 79124	10,261	0.10%

Scott C. Nickson 6718 Nicholas Drive., Amarillo, TX 79109	425	0.00%

All Trust Managers and Executive Officers as a Group	868,750	8.50%

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

(d)

Securities Authorized for Issuance under Equity Compensation Plans.

None.

Item 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We issue a limited number of "Master Notes" which are unsecured debt instruments.  We pay the obligee of such notes interest at the rate of one and one-quarter percent per annum (1.25%) less than the prime lending rate of Amarillo National Bank, our primary lender, but not less than 3%.  As of March 31, 2009 we had entered into Master Note Agreements with B. R. McMorries, Chairman of the Board of Trust Managers, and related persons, in the amount of $3,292,429; Larry Brown, Vice-Chairman of the Board of Trust Managers and related persons, in the amount of $1,627,209; M. Kelly Archer, President, Manager of Operations and CEO of the Trust and related persons, in the amount of $313,094; Stephen W. Myers, a member of the Board of Trust Managers, and related persons in the amount of $291,558; Michael W. Borger, a member of the Board of Trust Managers, and related persons, in the amount of $159,985; and Edith M. Brandon, a person owning more than 5% of the outstanding stock of the Trust, and related persons, in the amount of $6,755,483.  The terms of such Master Notes are the same as Master Notes entered into with other unrelated persons, except as to the amounts thereof.

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

Item 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Trust Managers has selected Hein & Associates, LLP, independent certified public accountants, as the auditors of our financial statements for the fiscal year ending March 31, 2010.  At the meeting of the shareholders to be held on August 5, 2009, the shareholders will vote upon a proposal to ratify the selection of this firm as auditors.  No member of such firm, or any associate thereof, has any financial interest in us.

Audit Fees

The aggregate fees billed for professional services rendered for the audit of our annual financial statements for the most recent fiscal year, the review of the financial statements included in our Form 10-Q for such fiscal year, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements were $86,250 as compared to $75,450 for the fiscal year ended March 31, 2008

Audit-Related Fees

None.

Tax Fees

The aggregate fees billed us for tax services, including preparation of our tax return and tax related matters, were $8,925 for the most recent fiscal year as compared to $8,010 for the fiscal year ended March 31, 2008.

All Other Fees

There were no other fees billed in each of the last two fiscal years for services rendered by the principal accountants, Clifton Gunderson LLP or Hein & Associates, LLP for other services not included above.

Before the principal accountants are engaged by us to render audit or non-audit services, the engagement is approved by our Audit Committee.  Furthermore, the accountant’s engagement to render tax services is also approved by our Audit Committee prior to the engagement.  There were no other fees not included above.

All hours expended on the principal accountant’s engagement to audit our Financial Statements for the most recent fiscal year were attributed to work performed by Hein & Associates, LLP’s full-time, permanent employees.

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
(10)

Loan Agreement dated January 31, 2009 entered into by and between Church Loans and Amarillo National Bank included as an exhibit to Issuer’s Form 10-QSB for the quarterly period ended December 31, 2008, under File No. 000-08117 and is incorporated by reference.

Form of Master Note Agreements

(11)	Statement regarding computation of per share earnings-omitted since information necessary to make the computation is included in the Financial Statements and Note 4 thereto.
(12)	Not applicable.
(13)	None
(14)	Code of Ethics for Officers
(16)	Letter from Clifton Gunderson LLP dated February 27, 2009 previously filed as an Exhibit to Issuer’s Form 8-K filed (File No. 000-08117) March 2, 2009, and is incorporated by reference.
(18)	None
(21)	None
(22)	None
(23)	None
(24)	None
(31)	(i)(1) Certification of President (Principal Executive Officer and CEO) Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).
(2) Certification of Senior Vice-President and CFO (Principal Financial Officer) Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).
(ii) None
(32)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(33)	None
(34)	None
(35)	None
(99)	None
(100)	None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHURCH LOANS & INVESTMENTS TRUST

	By:	/s/ B.R. McMorries
B.R. McMorries Chairman of the Board of Trust Managers

DATED: June 26, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ B.R. McMorries . B.R. McMorries	Chairman of the Board of Trust Managers	6/26/2009

/s/ Larry G. Brown . Larry G. Brown	Vice-Chairman of the Board of Trust Managers	6/26/2009

/s/ Michael A. Bahn . Michael A. Bahn	Secretary of the Board of Trust Managers	6/26/2009

/s/ M. Kelly Archer . M. Kelly Archer	President, Principal Executive Officer and CEO	6/26/2009

/s/ Robert E. Fowler . Robert E. Fowler	Senior Vice-President, Controller and Principal Accounting Officer	6/26/2009

/s/ Jack R. Vincent . Jack R. Vincent	Trust Manager	6/26/2009

/s/ Steven Rogers . Steven Rogers	Trust Manager	6/26/2009

/s/ Stephen W. Myers . Stephen W. Myers	Trust Manager	6/26/2009

/s/ Michael W. Borger . Michael W. Borger	Trust Manager	6/26/2009

/s/ E. Stan Morris, Jr. . E. Stan Morris, Jr.	Trust Manager	6/26/2009

Service Mark and Copyright Notice

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