Form 10-Q
period 2009-06-30
CHURCH LOANS & INVESTMENTS TRUST
filed 2009-08-13
CIK 20199

United States Securities and Exchange Commission

Washington, D.C. 20549
____________

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15[d] OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________.

Commission File No. 0-8117
____________

CHURCH LOANS & INVESTMENTS TRUST	®

(Exact name of registrant as specified in its charter)

Texas	75-6030254
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5305 W Interstate 40, Amarillo, Texas	79106-4759
(Address of principal executive office)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding at July 21, 2009
Shares of beneficial interest, $0.00 par value per share	10,217,094

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
Condensed Balance Sheets (Unaudited)
June 30, 2009 and March 31, 2009

ASSETS
	June 30, 2009	March 31, 2009

CASH AND CASH EQUIVALENTS	$116,564	$115,694
RECEIVABLES
Mortgage loans and church bonds – performing	58,332,924	55,512,158
Interim construction loans – performing	15,289,905	16,686,014
Nonperforming mortgage loans, church bonds and interim construction loans	6,989,621	6,747,480
Less: Allowance for credit losses	(1,676,760)	(1,626,760)
	78,935,690	77,318,892
Accrued interest receivable	632,445	577,413
Notes receivable	1,000	1,000
Net receivables	79,569,135	77,897,305
PROPERTY AND EQUIPMENT, net	214,416	214,932
OTHER ASSETS	75,320	87,644
TOTAL ASSETS	$79,975,435	$78,315,575

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Notes payable and line of credit:
Related parties	$12,633,598	$12,601,983
Other	35,621,637	34,276,153
	48,255,235	46,878,136
Accrued interest payable	99,105	95,349
Other	285,960	241,360
Total liabilities	48,640,300	47,214,845
SHAREHOLDERS’ EQUITY
Shares of beneficial interest, no par value; authorized shares unlimited, 10,223,690 shares issued	29,762,291	29,762,291
Undistributed net income	1,589,334	1,354,929
Treasury shares, at cost (6,596 shares)	(16,490)	(16,490)
Total shareholders’ equity	31,335,135	31,100,730
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$79,975,435	$78,315,575

These condensed financial statements should be read only in connection with the accompanying notes to condensed financial statements.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
Condensed Statements of Income (Unaudited)
Three-month periods ended June 30, 2009 and 2008

	Three-month periods ended June 30,
	2009	2008
INTEREST AND FEE INCOME:
Interest income	$1,467,607	$1,572,430

Fee income	114,956	112,452

Interest and fee income	1,582,563	1,684,882

INTEREST EXPENSE	438,859	361,860

Net interest income	1,143,704	1,323,022

PROVISION FOR CREDIT LOSSES	50,000	-

Net interest income less provision for possible credit losses	1,093,704	1,323,022

OTHER INCOME

Gain on sale of other real estate owned	525	-

Other	18,659	6,886
Other income	19,184	6,886

OTHER OPERATING EXPENSES

General and administrative	246,556	284,955

Board of Trust Managers’ fees	18,900	19,000

Total other operating expenses	265,456	303,955

NET INCOME	$847,432	$1,025,953

NET INCOME PER SHARE	$.08	$.10

DIVIDENDS PER SHARE	$.06	$.07

These condensed financial statements should be read only in connection with the accompanying notes to condensed financial statements.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
Condensed Statements of Cash Flows (Unaudited)
Three-month periods ended June 30, 2009 and 2008
	Three-month periods ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$847,432	$1,025,953
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	516	516
Amortization of loan discounts	(2,749)	(3,649)
Amortization of commitment fees	(105,166)	(110,194)
Provision for credit losses	50,000	-
Changes in:
Accrued interest receivable	(55,032)	(929)
Accrued interest payable	3,756	(9,829)
Federal income tax payable	-	(22,739)
Other liabilities	44,600	61,241
Other, net	12,324	(49,116)
Net cash provided by operating activities	795,681	891,254

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in mortgage and interim construction loans and church bonds	(7,256,643)	(1,917,164)
Payments received on mortgage and interim construction loans and church bonds	5,697,759	3,026,450
Net cash provided (used) by investing activities	(1,558,884)	1,109,286

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on notes payable and line of credit	7,475,397	4,699,938
Principal payments on notes payable and line of credit	(6,098,299)	(5,889,704)
Cash dividends	(613,026)	(715,197)
Net cash provided by financing activities	764,072	(1,904,963)
Increase in cash and cash equivalents	869	95,577

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	115,694	109,987

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$116,563	$205,564

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$435,103	$371,689

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

The unaudited condensed financial statements included herein were prepared from the books of the Trust in accordance with accounting principles generally accepted in the United States and reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Trust’s Annual Report to Shareholders. The current interim period reported herein is included in the fiscal year subject to independent audit at the end of that year and is not necessarily an indication of the expected results for the fiscal year.

NOTE 2 - WEIGHTED AVERAGE INTEREST RATES

Weighted average interest rates and net interest rate margins at June 30, 2009 and 2008, were as follows:

	Mortgage loan and church bond portfolio	Total indebtedness	Net interest rate margin
June 30, 2009	7.48%	3.73%	3.75%
June 30, 2008	8.40%	3.83%	4.57%

NOTE 3 - CONTRACTUAL MATURITIES

Scheduled principal payments on mortgage loans, church bonds and interim construction loans and indebtedness (including notes payable) outstanding at June 30, 2009, for the five twelve-month periods subsequent to June 30, 2009, follow:

Twelve-month period ending June 30,	Mortgage loans, church bonds and interim loans	Total Indebtedness
2010	$ 21,546,679	$ 20,940,235
2011	2,817,016	27,315,000
2012	2,972,789	-
2013	2,944,555	-
2014	2,692,439	-

NOTE 4 - MORTGAGE LOANS, CHURCH BONDS AND INTERIM CONSTRUCTION LOANS

Mortgage loans, church bonds and interim construction loans on which the accrual of interest had been discontinued amounted to $6,989,621 and $4,936,597 at June 30, 2009 and 2008, respectively. If interest on these mortgage loans, church bonds and interim construction loans had been accrued as earned, interest and fees on loans in the accompanying condensed statements of income would have been increased by approximately $246,000 and $36,000 for the three-month periods ended June 30, 2009 and 2008, respectively. Interest income actually recognized on such loans during 2009 and 2008 was approximately $35,000 and $61,000, respectively. In addition, impaired loans were approximately $13,932,000 and $12,710,000 at June 30, 2009 and March 31, 2009, respectively.

CHURCH LOANS & INVESTMENTS TRUST

(A Real Estate Investment Trust)

Notes to Condensed Financial Statements (Unaudited)

NOTE 5 – PROUNCEMENTS

On May 28, 2009, the FASB issued SFAS No. 165, Subsequent Events, which provides guidance on management’s assessment of subsequent events. Historically, management had relied on U.S. auditing literature for guidance on assessing and disclosing subsequent events. SFAS No. 165 represents the inclusion of guidance on subsequent events in the accounting literature and is directed specifically to management, since management is responsible for preparing an entity’s financial statements. SFAS No. 165 clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued. SFAS No. 165 is effective prospectively for interim and annual financial periods ending after June 15, 2009. The Company has adopted the provisions of SFAS No. 165 for its reporting period ending June 30, 2009. The adoption of SFAS No. 165 did not have a material impact on the Company’s financial condition or results of operations. The Company has evaluated subsequent events up through the date of the filing of this report with the SEC.

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

Our interim loans come primarily from two sources.  One source is churches that are issuing church bond offerings on a best efforts basis.  Over the years, we have had many referrals from broker dealers who assist churches in bond offerings.  These referrals resulted in a good source of interim loans or what is commonly referred to as “bridge loans” pursuant to which we provided the church with the funds to acquire a property, re-finance existing debt or start construction until the funds from the bond offering were available.

The other source of interim loans are loans for which we have agreed to make the permanent loan but are treating and carrying the loans as interim loans during the construction phase.  Once construction is finished, then the loan is converted to a permanent amortized loan and then carried and treated as a permanent loan.  Permanent loans have slightly increased as some interim loans have moved into permanent status by design.  Also, more of the loans that we have recently made have been acquisitions rather than construction and, therefore, never were treated as interim loans.   We would anticipate that with the current economic realities that the acquisition of existing church properties may be more affordable than construction of new properties and, therefore, this may be a continuing trend.

For the three-month period ended June 30, 2009, loan applications and inquiries have been steady.  It appears that contributing to our steady flow of loan requests may be the fact that some banks and other lenders have moved away from this type of lending as a result of the present economic conditions.  It appears that the present economic environment and the possible restriction on the ability of banks and some other lenders to make real estate loans may actually provide us with a good opportunity to acquire additional loans.  Based on such belief, in January of this year, we enlarged our credit facility with Amarillo National Bank from $35,000,000 to $49,000,000.  The increase in our portfolio of loans during the three-month period ended June 30, 2009 seems to reflect this belief.

We have seen an increase in defaulted loans in our portfolio during the three-month period ended June 30, 2009 as compared to the three-month period ended March 31, 2009.  We anticipate that if churches experience a decrease in contributions, then churches will first cut programs.  We anticipate that only in the most dire situations will a church not make its mortgage payment and risk losing its property especially considering the equity that most of our borrowers have in their property due to the more conservative lending criteria that we have historically used.  We will continue to closely monitor our past due loans and take action as is necessary.

We appear to be able to maintain and, in fact, increase our necessary financing.  As mentioned, we recently increased our credit facility from $35M to $49M.  Furthermore, although Master Note balances have decreased from $23,997,625 as of June 30, 2008 to $20,945,235 as of June 30, 2009 (a decrease of 13%), we believe that the Master Notes will continue to be a dependable source of financing.  At the January 27, 2009 meeting of the Board of Trust Managers, we instituted a 3% floor on the interest rate we pay on such Master Notes effective as of February 1, 2009 in a move to encourage the maintenance of this source of funding.   Since implementing such interest rate floor, Master Note balances have increased from $19,949,445 as of February 28, 2009 to $20,940,235 as of June 30, 2009.

Results of Operations --- Three-month period ended June 30, 2009 as compared to the three-month period ended June 30, 2008

Our revenues are derived from interest income and fees earned on loans as well as, to a lesser degree, interest earned on church bonds and short-term investments.  During the three-month period ended June 30, 2009, interest income and fees decreased by $102,319 (6%) over the three-month period ended June 30, 2008.

The decrease in interest income and fees for the three-month period ended June 30, 2009, as compared to the three-month period ended June 30, 2008 was primarily attributable to a decrease in the weighted average interest rate on our portfolio of loans and the decrease in other income and fees.

The components of our interest income and fees during the three-month period ended June 30, 2009 as compared to the three-month period ended June 30, 2008 are as follows:

Table 1 – Interest Income and Fees

	For the Nine-month Period Ended 6/30/09	For the Nine-month Period Ended 6/30/08	Increase (Decrease)

Mortgage loans	$1,147,521	$1,248,555	$(101,034)

Interim loans	298,840	289,926	8,914

Commitment fees	114,956	112,452	2,504

Other income and fees	21,246	33,949	(12,703)

Total	$1,582,563	$1,684,882	$(102,319)

Total interest income on mortgage loans and interim loans decreased slightly during the three-month period ended June 30, 2009 as compared to the three-month period ended June 30, 2008.  The increase in interest income on interim loans of $8,914 was offset by a decrease of $101,034 in interest income on mortgage loans.   The decrease in interest income on mortgage loans is due to the decrease in the rate of interest on such mortgage loans.

The rate of interest on our portfolio of mortgage loans and church bonds was 8.40% as of June 30, 2008 as compared to 7.48% as of June 30, 2009, a decrease of 92 basis points.

Our portfolio of performing mortgage loans increased from $50,113,607 as of June 30, 2008 to $58,332,924 as of June 30, 2009, an increase of $8,219,317 or 16%.

Our total loan portfolio increased during the three-month period ended June 30, 2009 as compared to the three-month period ended June 30, 2008.  The following table compares our portfolio of loans, net of mortgage discounts and deferred commitment fees, as of June 30, 2009 to June 30, 2008:

Table 2 – Mortgage Loans, Church Bonds and Interim Loans as of June 30, 2009 and 2008

Type of Loan	06/30/09	06/30/08	Increase (Decrease)

Total Mortgage Loans and Church Bonds	$61,722,545	$53,950,204	$ 7,772,341

Total interim loans	18,889,905	12,986,640	5,903,265

Total loan portfolio	$80,612,450	$66,936,844	$13,675,606

Performing Loans	06/30/09	06/30/08	Increase (Decrease)

Performing Mortgage Loans and Church Bonds	$58,332,924	$50,113,607	$ 8,219,317

Performing Interim Loans	15,289,905	11,886,640	3,403,265

Total Performing Loans	$73,622,829	$62,000,247	$11,622,582

Non-Performing Loans	06/30/09	06/30/08	Increase (Decrease)

Non-Performing Mortgage Loans and Church Bonds	$3,389,621	$3,836,597	$ (446,976)

Non-Performing Interim Loans	3,600,000	1,100,000	2,500,000

Total Non-Performing Loans	$6,989,621	$4,936,597	$2,053,024

“Non-performing” or “non-accrual” loans as defined by Church Loans are loans that have been classified as either “cash basis” or “capital recovery” (see explanation under “Revenue Recognition” under “Critical Accounting Policies” above).

Our loan portfolio increased in each of the three months during the three-month period ended June 30, 2009 as compared to each of the three months during the three-month period ended June 30, 2008.    Table 3 below sets forth the month ending values of our loan portfolio, net of mortgage discounts and deferred commitment fees, for each of the three months during the three-month period ended June 30, 2009 and June 30, 2008, respectively:

Table 3 – Month-End Portfolio Values

Month	2009	2008	Difference

April	$79,971,159	$67,469,937	$12,501,222
May	80,350,919	67,605,082	12,745,837
June	80,612,450	66,936,845	13,675,605

Monthly Average:	$80,311,509	$67,337,288	$12,974,221

Non-performing loans, church bonds and interim loans increased from $4,936,597 as of June 30, 2008 to $6,989,621 as of June 30, 2009, an increase of $2,053,024.  The accrual of interest on these loans has been discontinued.  If interest on these mortgage loans, church bonds and interim loans had been accrued as earned, interest and fees on loans would have been increased by approximately $246,000 and $36,000 for the three-month periods ended June 30, 2009 and 2008, respectively.  Interest income actually recognized on such loans during the three-month period ended June 30, 2009 and 2008 was approximately $35,000 and $61,000, respectively.

We have seen an increase in loans that are in default in the three-month period ended June 30, 2009..  Specific information on loans that are in default as of June 30, 2009 is included in Table 4 and Table 5 below.

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

Table 4 – Information on Loans in Default or Non-Performing as of June 30, 2009

Loan	Principal Outstanding	Maturity	Rate	Appraised Value of Collateral(1)	Fair Value of Collateral

Greater Life, Baltimore, MD	$ 8,026	11/01/2007	10.50%	$ 76,000	N/A

Holy Trinity, Brooklyn, NY	471,789	03/01/2026	9.50%	1,800,000	N/A

Rhema Word, Chicago, IL (2)	1,290,820	07/01/2025	9.50%	1,850,000	2,250,000

Spiritual Light, Detroit, MI	74,445	11/01/2014	9.75%	185,000	N/A

Global Christian, Richmond, CA (3)	232,414	01/01/2014	9.50%	640,000	N/A

Right Spirit, Spanish Fort, AL (4)	86,378	05/01/2014	9.25%	274,000	N/A

Cathedral of Faith, Tampa, FL	741,402	09/01/2024	6.75%	2,018,000	N/A

Biltmore Group, West Monroe, LA (5)	1,100,000	06/01/2004	7.50%	1,213,000	1,200,000

Love Temple, Memphis, TN (6)	237,576	01/15/2007	5.00%	325,900	325,900

Project Love, Memphis, TN (6)	255,840	01/15/2007	5.00%	43,900	43,900

Igreja Baptista Pompano Beach, FL	262,497	05/01/2025	7.75%	388,000	400,000

Canaan COGIC Memphis, TN (7)	275,433	03/01/2010	8.00%	245,000	74,900

Ministerio International Virginia Gardens, FL	2,500,000	10/01/2008	10.25%	3,900,000	2,800,000

Amarillo Investors Mortgage, Amarillo, TX (8)	697,474	06/10/05	9%	1,887,021	N/A

Mt. Calvary MBC, Ft. Wayne, IN	523,867	12/01/02	9.75%	1,430,000	N/A

FBC, Sayville, Holtsville, NY	611,547	02/01/08	9.25%	2,185,000	N/A

Highland Heights COC, Memphis, TN (9)	73,244	04/09/92	10.5%	492,000	N/A

Word in Action, Houston, TX	751,156	03/01/06	9.5%	1,700,000	N/A

King Solomon MBC, Jackson, TN (10)	294,156	02/01/07	9%	360,000	674,000

Promise Land Ministries, Memphis, TN (11)	269,114	02/01/07	7.5%	355,000	360,000

Fountain of Praise, Trenton, NJ (12)	183,567	07/01/04	6%	275,000	275,000

King Jesus Worship Center, Winnsboro, LA	641,091	02/27/04	6%	1,600,000	N/A

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

(3) Appraised value of the collateral is based on the most recent appraisal dated May 25, 2001.

(4) The raw land securing this loan was appraised at $84,000 and the appraised value of the collateral with improvements is $274,000.

(5) Church Loans recently obtained new appraisals of the properties securing this loan. These appraisals contained a range of value from $844,500 to $1,213,000.

(6) These two loans were also purchased from Regions Bank in 2007. The loans are made to related entities and the loans are secured by four separate properties. It is our understanding that the loans are cross-collateralized. There were no appraisals of the properties in the loan files obtained from Regions Bank. Appraised value for the collateral listed in the table is the 20098 Tax Appraisal from the tax office of Shelby County, Tennessee. Due to the acquisition of these loans from Regions Bank, Church Loans’ carrying value in these loans is less than the principal balance owing on the loans. Church Loans’ carrying value in these loans is a total of $185,946 which results in a loan to value ratio of 50%.

(7) Fair value is based upon the Shelby County Tax Assessor’s 2009 appraisal. Carrying value of this loan is $174,962.

(8) Appraised value is based upon the Potter Randall County Appraisal District’s 2009 valuation of the properties securing the loan.

(9) Carrying value of this loan is $65,861.

(10) Carrying value of this loan is $253,197.  Fair value is based on the Madison County Tax Assessor’s appraisal.

(11) Appraised value and fair value is based upon the Shelby County Tax Assessor’s 2009 valuation of the property.

(12) This property was acquired by Church Loans through a foreclosure of a previous loan held by Church Loans and then sold to the Borrower in 2004 for $275,000.  The appraised value and fair value are based upon such sales price.

Table 5 below provides information relative to action being taken on loans in default as of June 30, 2009.

Table 5 - Specific Information Relating to Loans in Default and Non-Performing Loans as of June 30, 2009:

Loan	Principal Outstanding	Foreclosure Action Taken

Greater Life, Baltimore, MD	$ 8,026	None. Balance is small. Staff is pursuing normal collection efforts..

Holy Trinity, Brooklyn, NY	471,789	None. Church is making payments and is staying within 90-120 days of being current. Debt is well secured

Rhema Word, Chicago, IL	1,290,820	None. Church is making payments. Debt is well secured. Church is trying to sell one of its properties to reduce debt and debt service.

Spiritual Light, Detroit, MI	74,445	None. Church is making payments. Balance is relatively small. Staff continues make normal collection efforts.

Global Christian, Richmond, CA	232,414	None. Church is making payments. Staff continues to monitor.

Right Spirit, Spanish Fort, AL	86,378	None. Church is making payments. Staff continues to monitor and make collection efforts as needed.

Cathedral of Faith, Tampa, FL	741,402	Litigation has been authorized to obtain insurance settlement proceeds and foreclose the property. In dispute with public adjustor regarding insurance settlement.

Love Temple, Memphis, TN	237,576	Litigation pending involving this loan, arising out of a dispute within the church. We have cross-claimed for foreclosure.

Project Love, Memphis, TN	255,840	Litigation pending involving this loan, arising out of a dispute within the church. We have cross-claimed for foreclosure.

Canaan COGIC, Memphis, TN	275,433	None, but legal action is presently being considered.

Igreja Batista, Pompano Beach, FL	262,497	None. Staff is reviewing this situation to determine necessary action.

Biltmore Group, West Monroe, LA	1,100,000	Foreclosure has been initiated and is pending.

Ministerio Intl., Virginia Gardens, FL	2,500,000	Foreclosure has been initiated and is pending.

Amarillo Investors Mortgage, Amarillo, TX	697,474	None. Borrower is attempting to sell some of the collateral and reduce the loan balance. Borrower is past due 2 payments.

Mt. Calvary MBC, Ft. Wayne, IN	523,867	None. Borrower is 2 payments past due. Staff is monitoring. Church is doing fund raising campaign to resolve.

FBC, Sayville, Holtsville, NY	611,547	None. Church made payment on July 1 and is now only 1 payment behind.

Highland Heights COC, Memphis, TN	73,244	None. Church made payment July 9 and is now 2 payments past due. Staff is monitoring.

Word in Action, Houston, TX	751,156	None. Staff is making normal collection efforts at this time. Borrower is 3 payments behind.

King Solomon MBC, Jackson, TN	294,156	None. Staff is making normal collection efforts. Borrower is 3 payments behind.

Promise Land Ministries, Memphis, TN	269,114	None. Church is making payments. Staff is monitoring.

Fountain of Praise, Trenton, NJ	183,567	Borrower filed bankruptcy. Chapter 11 Plan has been confirmed. Borrower is to pay $9923 in arrears in 38 months at 6% interest and is to pay the balance per the note beginning September 15, 2009.

King Jesus Worship Center, Winnsboro, LA	641,091	None. Borrower is making regular payments. Staff continues to monitor. Borrower is 3 payments behind.

Our allowance for credit losses actually decreased from $1,786,477 as of June 30, 2008 to $1,676,760 as of June 30, 2009.  The allowance for credit losses is based on an amount that is adequate in the opinion of the Audit Committee, based upon input from management, to absorb losses inherent in the existing loan portfolio.  This evaluation includes a review of a quarterly grading methodology performed by management on impaired loans.   Impaired loans include non-performing loans, which have been placed on non-accrual status.  At June 30, 2009 and 2008 impaired loans were approximately $13,931,674and $10,506,312, respectively.  Impaired loans include non-performing loans and other loans deemed by management to be impaired that were not classified as non-performing.  Our average investment in non-performing loans was $6,989,621 and $4,936,597 for the three-month periods ending June 30, 2009 and June 30, 2008, respectively.  Although there was an increase in the allowance for credit losses during the three-month period ended June 30, 2009 of $50,000, the allowance for credit losses has decreased from $1,786,477 as of June 30, 2008 to $1,676,760 as of June 30, 2009.  See Table 6 for the activity in the allowance for credit losses since June 30, 2008 to June 30, 2009. This decrease reflects changes in the portfolio of existing loans.  In other words, based on the quarterly grading methodology performed by management and reviewed by the Audit Committee, it is our opinion that although there is an increase in impaired loans, the allowance for credit losses decreased as of June 30, 2009 due to the lower risk of loss in the portfolio.

In calculating our reserve for credit losses, we take into account probable credit losses inherent in the remaining portion of our loan portfolio.  In calculating the allowance, 1% of the outstanding balance of its loan portfolio of permanent and interim mortgage loans that have not been identified as impaired is reserved for.  In addition, 2% of the outstanding balance of half of our church bonds is reserved for and an additional 50% of the remaining half of our church bonds is reserved for.

The amount of loans in default has increased from June 30, 2008 to June 30, 2009.  We believe that this is somewhat the result of the current economic environment.  We intend to continue to closely monitor our loans in default and will increase our reserve as necessary.  Management and the Board of Trust Managers review the loans in default each month.  The Audit Committee reviews and adjusts, as necessary, the allowance for credit losses each quarter.

Table 6 – Activities in the Allowance for Credit Losses

June 30, 2008 balance	$1,786,477

Increases during the quarter	95,000

Charge offs during the quarter	(329,717)

September 30, 2008 balance	1,551,760

Increases during the quarter	-0-

Charge offs during the quarter	-0-

December 31, 2008 balance	1,551,760

Increases during the quarter	75,000

Charge offs during the quarter	-0-

March 31, 2009 balance	1,626,760

Increases during the quarter	50,000

Charge offs during the quarter	-0-

June 30 2009 balance	$1,676,760

As noted above and in Table 6, we increased the allowance for credit losses during the three-month period ended June 30, 2009 by $50,000.

As of June 30, 2009, Church Loans also held church bonds with a carrying value of $58,933 which were in default.

The weighted average interest rate on our loans and church bonds decreased from 8.40% as of June 30, 2008 to 7.48% as of June 30, 2009.  This decrease in the weighted average interest rate on our loans was primarily responsible for the decrease in our interest income during the three-month period ended June 30, 2009 as compared to the three-month period ended June 30, 2008.

Commitment fees earned during the three-month period ended June 30, 2009 were $114,956 as compared to $112,452 for the three-month period ended June 30, 2008, an increase of $2,504 or 2%.

Net income for the three-month period ended June 30, 2009 was $847,432 ($.08 per share), a decrease of $178,521 (17%) as compared to the three-month period ended June 30, 2008.  This decrease was primarily attributable to the decrease in net interest income.

Net interest income decreased from $1,323,022 for the three-month period ended June 30, 2008 to $1,143,704 for the three-month period ended June 30, 2009, a decrease of $179,318 (14%).  This decrease in our net interest income for the three-month period ended June 30, 2009 as compared to the three-month period ended June 30, 2008 was the result of a decrease in interest income and fees and an increase in our interest expense.

Our total liabilities increased from $36,511,926 as of June 30, 2008 to $48,640,300 as of June 30, 2009.  The weighted average interest rate on our debt decreased from 3.83% as of June 30, 2008 to 3.73% as of June 30, 2009.  Our interest expense increased from $361,860 for the three-month period ended June 30, 2008 to $438,859 for the three-month period ended June 30, 2009, an increase of $76,999 or 21%. This increase is attributable to the increase in liabilities.

The following table illustrates the average month end liabilities during the three-month period ended June 30, 2009 as compared to the same period ended June 30, 2008:

Table 7 - Month End Total Liabilities for Each Month in the Three-Month Period Ended June 30, 2009 and June 30, 2008

Month	2009	2008	Difference

April	$48,385,780	$37,441,086	$10,944,694
May	48,309,678	37,192,614	11,117,064
June	48,640,299	36,511,926	12,128,373

Monthly Average:	$48,445,252	$37,048,542	$11,396,710

The following table provides a schedule of maturity dates and the principal amounts maturing for our debt:

Table 8 - Maturity Dates of Month End Liabilities for Each Month in the Three-Month Period Ended June 30, 2009

Month	Total Liabilities	Maturing 1-31-12	Demand/Current
April	$48,385,780	$26,440,000	$21,945,780
May	48,309,678	26,815,000	21,494,678
June	48,640,299	27,315,000	21,325,299

General and administrative expenses decreased from $284,955 for the three-month period ended June 30, 2008 to $246,556 for the three-month period ended June 30, 2009, a decrease of $38,399 or 13%.

Other income increased from $6,886 for the three-month period ended June 30, 2008 to $19,184 for the three-month period ended June 30, 2009, an increase of $12,298.

As of June 30, 2009, there were 10,217,094 shares of certificates of beneficial interest outstanding.  Net income per share decreased from $.10 per share for the three-month period ended June 30, 2008 as compared to $.08 per share for the three-month period ended June 30, 2009.  This decrease was attributable to the decrease in our net income discussed above.

Financial Condition—Three-month period ended June 30, 2009 as compared to year ended March 31, 2009.

Our portfolio of performing mortgage loans and church bonds increased from $55,512,158 as of March 31, 2009 to $58,332,924 as of June 30, 2009.  Our portfolio of performing interim loans decreased during the three-month period ended June 30, 2009 from $16,686,014 to $15,289,905. Mortgage loans, interim loans and church bonds, including non-performing mortgage loans, church bonds and interim loans, held by us increased from $78,945,652 as of March 31, 2009 to $80,612,450 as of June 30, 2009, an increase of $1,666,798 (2%).

Nonperforming mortgage loans, church bonds and interim loans increased from $6,747,480 as of March 31, 2009 to $6,989,621 as of June 30, 2009.   Total performing mortgage loans, church bonds and interim loans increased from $72,198,172 as of March 31, 2009 to $73,622,829 as of June 30, 2009, an increase of $1,424,657.  Consistent with the increase in loans, total assets increased from $78,315,575 as of March 31, 2009 to $79,975,435 as of June 30, 2009, an increase of $1,659,860 (2%).  Impaired loans were approximately $13,931,674 at June 30, 2009 as compared to approximately $12,710,000 at March 31, 2009.

Our liabilities increased from $47,214,845 as of March 31, 2009 to $48,640,300 as of June 30, 2009.

Shareholders’ equity increased by $234,405 from March 31, 2009 to June 30, 2009.   This is attributable to the increase in undistributed net income from $1,354,929 as of March 31, 2009 to $1,589,334 as of June 30, 2009.

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

Our operating expenses are comprised of the maintenance of our office building, the payment of the salaries of our management and support staff, office expenses, fees paid to the Board of Trust Managers, and the payment for legal and accounting services.  Substantially all of our assets are invested in the permanent and interim loans.  Our only potential liquidity problems relate to the timely and proper repayment of the leveraged funds we have borrowed to make loans in excess of our capital and the ability to fund loan commitments which totaled approximately $8,138,754 at June 30, 2009.

Our primary sources of funds for liquidity consist of cash reserves, net cash provided by operations, payments received from the loans comprising our loan portfolio, and funds available through debt financing, including our line of credit agreement with the Amarillo National Bank.

Our level of liquidity based upon cash and cash equivalents decreased by $89,000 during the three-month period ended June 30, 2009 as compared to the three-month period ended June 30, 2008 leaving us with cash and cash equivalents of $116,564 as of June 30, 2009.  During this same period, we invested $7,256,643 in mortgage and interim construction loans using net cash provided by operating activities in the amount of $795,681, principal payments received on our loan portfolio in the amount of $5,697,759, and $7,475,397 in borrowing on master notes and our line of credit.  The total liquidity available to invest in mortgage and interim construction loans was reduced by $613,026 paid in cash dividends during the three-month period ended June 30, 2009 and the reduction in our borrowings on our bank line of credit and Master Note agreements in the amount of $6,098,299.

Our primary debt obligations consist of our bank line of credit owing to Amarillo National Bank and Master Note Agreements with various persons.  Pursuant to our January 31, 2009 loan agreement with the bank, we have a $49,000,000 line of credit for a term of three years, maturing January 31, 2012.

As of June 30, 2009, our total liabilities outstanding were $48,640,300.  The amount owing on the line of credit as of June 30, 2009 was $27,315,000.  It is anticipated that the line of credit will be renewed at the expiration of its three-year term.  In the event that the bank elects not to renew the line of credit, we may, under the terms of the loan agreement, retire the line of credit over a period of time, not to exceed five years, equal to the weighted average remaining term of a pool of our real estate lien notes which would be pledged to secure the remaining balance of the bank line of credit.

As of June 30, 2009, pursuant to the credit agreement with Amarillo National Bank dated January 31, 2009, Church Loans has one note owing to Amarillo National Bank.  The interest rate on this credit facility adjusts in accordance with the lesser of the 30-day, 90-day or 180-day London Interbank Offered Rates (“LIBOR”) plus 2.50% or the J.P. Morgan Chase & Co. prime rate as selected on the applicable adjustment dates by Church Loans and with an interest rate floor of 4%.  As of June 30, 2009, the balance owing on this note was $27,315,000.  The note owing to Amarillo National Bank made pursuant to a new Loan Agreement was entered into with the bank effective January 31, 2009 (“the 2009 Loan Agreement”) for a term of three years ending January 31, 2012.  The rate of interest owing on the obligation owing to the bank as of June 30, 2009 was 4.0%, not including the non-use fee.

The amounts owing to Amarillo National Bank are secured by the portfolio of loans held by Church Loans.  Church Loans may borrow up to $49,000,000 pursuant to the 2009 loan agreement subject to a borrowing base calculation limit equal to 85% of the principal balance outstanding of the performing mortgage loans and church bonds held by Church Loans and 50% of the principal balance outstanding of the performing interim loans held by Church Loans.  Pursuant to that borrowing base calculation, Church Loans, as of June 30, 2009, could borrow up to the entire $49,000,000 line of credit.

Pursuant to the loan agreement with Amarillo National Bank, we must also maintain stockholder’s equity of not less than $18,000,000, our total indebtedness shall not exceed 250% of our stockholder’s equity and the ratio of earnings before deduction of interest and taxes as compared to interest expense shall not be less than 1.2. As of June 30, 2009, we were in compliance with these requirements.

At June 30, 2009, loans to us under Master Note Agreements, which are in effect demand notes, totaled $20,940,235.  As of June 30, 2009, Church Loans had 88 Master Note Agreements with 41 different parties.  The rate of interest on these Master Notes is at the Wall Street Journal prime rate of interest less 1.25% with an interest rate floor of 3% effective as of February 1, 2009.  As of June 30, 2009, the rate of interest on these Master Notes was 3.00%.  All of these Master Notes are due on demand except that without the consent of Church Loans a noteholder may not demand payment of more than $250,000 during any 30 day period.  These Master Notes are unsecured.

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

Although our cash and cash equivalents as of June 30, 2009 were only $116,564, the balance which could be borrowed by us upon our bank line of credit as of June 30, 2009 was $21,685,000.  The principal payments scheduled to be received on our loan portfolio for the fiscal year ending June 30, 2010 are $21,546,679.  Assuming all of these scheduled principal payments are received, these payments, together with the balance available to us on our bank line of credit, would not provide us with sufficient funds to meet our maturing obligations and fund loan commitments without the necessity of borrowing funds from other sources.  Based upon our success in obtaining borrowings in the past, we are confident that, should it be necessary, we will be able to obtain additional bank financing in the future in sufficient amounts for us to timely meet all of our obligations.

Should all the scheduled principal payments upon loans not be received, and should we be unable to borrow against our line of credit, and should borrowings from other sources not be available, it would be necessary to sell a portion of our mortgage loan portfolio in order to meet all of our financial obligations.  At June 30, 2009, the principal balance of our loan and church bond portfolio was $80,612,450, net of unamortized purchase discounts and deferred commitment fees.  The weighted average interest rate on loans and church bonds was 7.48% per annum.  In view of the normal marketability of conventional loans, we might be required to discount a majority of these loans in order for them to be attractive for purchase.  The principal amount of these loans if discounted to yield a weighted average interest rate of 8%, 10% and 12% would be $75,372,641, $60,298,110, and $50,248,425, respectively.  There is no assurance that we would be able to sell all, or a portion of, our portfolio of loans, in which event, it would be necessary to secure a loan, or loans, from a lender in order to meet our financial obligations.  There is no assurance that we would be able to secure a loan in such instance.  We have sold only one of our loans in our mortgage loan portfolio and, therefore, have limited experience in this area.  Furthermore, if required to discount our loans in excess of 12.4%, then we would not realize sufficient funds from the sale of the loans to retire all of our debt.

Principal payments scheduled to be received upon our permanent loan portfolio during the twelve-month period ending June 30, 2010, if not used to fund new loan commitments, would be used to reduce our outstanding indebtedness.  Should we use the payments of principal which shall be received upon our loan portfolio to reduce our outstanding indebtedness, our interest expense will decrease.  In such instance, whether the decrease in the interest income will exceed, or be less than, the decrease in the interest expense will largely be dependent upon the prime rate of interest prevailing at such time due to the fact that the interest to be earned upon our mortgage loan portfolio is generally based upon a fixed rate of interest or a variable rate of interest that periodically reprices, while the interest to be paid upon our outstanding debts is directly, or indirectly, tied to the prime rate of interest charged by major banks.

Pursuant to the loan agreement with the bank, we have pledged all of our mortgage loans, church bonds and interim construction loans to the bank to secure the line of credit.  The amount owing on the line of credit must not exceed an amount equal to 85% of the outstanding principal amount of the performing mortgage loans and church bonds and 50% of the outstanding principal amount of the performing interim construction loans.  Applying that borrowing limit to our loan portfolio as of June 30, 2009, we can borrow up to the entire $49,000,000 line of credit limit.  However, during the term of the loan agreement, we would not have the right to sell our loans, without the bank’s consent, since all of our loans have been pledged to the bank to secure the line of credit.  Therefore, under our loan agreement, it will be very difficult, if not impossible, to sell our loans to meet our financial obligations.

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

Inflation

At June 30, 2009, the weighted average interest rate on our mortgage loan and church bond portfolio was 7.48% per annum while the weighted average interest rate upon all our borrowings was 3.73% per annum resulting in a net interest rate margin of 3.75%.   By comparison, as of June 30, 2008, the weighted average interest rate on our mortgage loan and church bond portfolio was 8.40% per annum while the weighted average interest rate on our borrowings was 3.83% per annum resulting in a net interest rate margin of 4.57% per annum.  Therefore, our net interest rate margin has decreased by 82 basis points as of June 30, 2009 as compared to June 30, 2008.  Although a majority of the loans constituting our loan portfolio have been made at rates of interest that generally reprice either daily, annually, or otherwise periodically, a portion of the loans constituting our loan portfolio have been made at fixed rates of interest and therefore are not subject to being increased or decreased during the term of the loan.  All of our indebtedness is either directly or indirectly tied to the prime rate of interest charged by major banking institutions and, therefore, is subject to fluctuation.

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

Should the amount of our loans and the amount of our indebtedness remain constant, and should the weighted average interest rate upon the indebtedness increase to approximately 12.4% per annum, interest income and interest expense would be substantially equal.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting during our fiscal quarter ending June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
(10)

Loan Agreement dated January 31, 2009 entered into by and between Church Loans and Amarillo National Bank included as an exhibit to Issuer’s Form 10-Q for the quarterly period ended December 31, 2008 (File No. 000-08117) and is incorporated by reference.

Form of Master Note Agreements included as an exhibit to Issuer’s Form 10-K for the year ended March 31, 2009 (File No. 000-08117) and is incorporated by reference.

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

CHURCH LOANS & INVESTMENTS TRUST

By:	/s/ B.R. McMorries
B.R. McMorries President and CEO
Date:	August 13, 2009

By:	/s/ Robert E. Fowler
Robert E. Fowler Chief Financial Officer (Principal Financial Officer)
Date:	August 13, 2009

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