Form 10-Q
period 2009-09-30
CHURCH LOANS & INVESTMENTS TRUST
filed 2009-11-16
CIK 20199

United States Securities and Exchange Commission

Washington, D.C. 20549
____________

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15[d] OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________.

Commission File No. 0-8117
____________

CHURCH LOANS & INVESTMENTS TRUST	®

(Exact name of registrant as specified in its charter)

Texas	75-6030254
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5305 W Interstate 40, Amarillo, Texas	79106-4759
(Address of principal executive office)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding at October 21, 2009
Shares of beneficial interest, $0.00 par value per share	10,217,094

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
Condensed Consolidated Balance Sheets (Unaudited)
September 30, 2009 and March 31, 2009

ASSETS
	September 30, 2009	March 31, 2009

CASH AND CASH EQUIVALENTS	$22,356	$115,694
RECEIVABLES
Mortgage loans and church bonds – performing	60,717,222	55,512,158
Interim construction loans – performing	17,498,510	16,686,014
Nonperforming mortgage loans, church bonds and interim construction loans	7,943,706	6,747,480
Less: Allowance for credit losses	(1,965,760)	(1,626,760)
	84,193,678	77,318,892
Accrued interest receivable	628,965	577,413
Notes receivable	1,000	1,000
Net receivables	84,823,643	77,897,305
PROPERTY AND EQUIPMENT, net	214,243	214,932
OTHER ASSETS	148,515	87,644
TOTAL ASSETS	$85,208,757	$78,315,575

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Notes payable and line of credit:
Related parties	$12,561,726	$12,601,983
Other	40,372,488	34,276,153
	52,934,214	46,878,136
Accrued interest payable	104,805	95,349
Other	325,446	241,360
Total liabilities	53,364,465	47,214,845
SHAREHOLDERS’ EQUITY
Shares of beneficial interest, no par value; authorized shares unlimited, 10,223,690 shares issued	29,762,291	29,762,291
Undistributed net income	2,098,491	1,354,929
Treasury shares, at cost (6,596 shares)	(16,490)	(16,490)
Total shareholders’ equity	31,844,292	31,100,730
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$85,208,757	$78,315,575

These condensed consolidated financial statements should be read only in connection with the accompanying notes to condensed consolidated financial statements.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
Condensed Consolidated Statements of Income (Unaudited)
Three-month and Six-month periods ended September 30, 2009 and 2008

	Three-month periods ended September 30,		Six-month periods ended September 30,
	2009	2008	2009	2008
INTEREST AND FEE INCOME:
Interest income	$1,439,118	$1,346,908	$2,906,726	$2,919,340

Fee income	199,003	121,526	313,959	233,978

Interest and fee income	1,638,121	1,468,434	3,220,685	3,153,318

INTEREST EXPENSE	462,538	354,600	901,398	716,456

Net interest income	1,175,583	1,113,834	2,319,287	2,436,862

PROVISION FOR CREDIT LOSSES	289,000	95,000	339,200	95,000

Net interest income less provision for possible credit losses	886,583	1,018,834	1,980,287	2,341,862

OTHER INCOME

Gain on sale of other real estate owned	525	-	1,050	-

Other	12,100	12,240	30,759	19,126
Other income	12,625	12,240	31,809	19,126

OTHER OPERATING EXPENSES

General and administrative	364,551	238,601	611,108	523,558

Board of Trust Managers’ fees	25,500	18,800	44,400	37,800

Total other operating expenses	390,051	257,401	655,508	561,358

NET INCOME	$509,157	$773,673	$1,356,588	$1,799,630

NET INCOME PER SHARE	$.05	$.08	$.13	$.18

DIVIDENDS PER SHARE	$-	$-	$.06	$.07

These consolidated financial statements should be read only in connection with the accompanying notes to condensed consolidated financial statements.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
Condensed Consolidated Statements of Cash Flows (Unaudited)
Six-month periods ended September 30, 2009 and 2008
	Six-month periods ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,356,588	$1,799,630
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	689	1,032
Amortization of loan discounts	415,369	(28,512)
Amortization of commitment fees	(338,237)	(193,929)
Provision for credit losses	339,000	95,000
Changes in:
Accrued interest receivable	(51,552)	27,077
Accrued interest payable	9,456	(6,955)
Federal income tax payable	-	(22,739)
Other liabilities	84,086	439
Other, net	(60,871)	(52,501)
Net cash provided by operating activities	1,754,528	1,618,542

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in mortgage and interim construction loans and church bonds	(16,964,571)	(5,351,053)
Payments received on mortgage and interim construction loans and church bonds	9,673,656	6,145,554
Net cash provided (used) by investing activities	(7,290,915)	794,501

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on notes payable and line of credit	20,718,907	11,350,034
Principal payments on notes payable and line of credit	(14,662,830)	(13,027,790)
Cash dividends	(613,026)	(715,197)
Net cash provided by financing activities	5,443,051	(2,392,953)
Decrease in cash and cash equivalents	(93,336)	20,090

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	115,694	109,987

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,358	$130,077

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$895,698	$723,411

These condensed consolidated financial statements should be read only in connection with the accompanying notes to condensed consolidated financial statements.

CHURCH LOANS & INVESTMENTS TRUST

(A Real Estate Investment Trust)

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 – GENERAL

See Summary of Significant Accounting Policies in the Trust’s Annual Report on Form 10-K for a summary of the Trust’s significant accounting policies.

The unaudited condensed consolidated financial statements included herein were prepared from the books of the Trust in accordance with accounting principles generally accepted in the United States and reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Trust’s Annual Report to Shareholders. The current interim period reported herein is included in the fiscal year subject to independent audit at the end of that year and is not necessarily an indication of the expected results for the fiscal year.

The consolidated financial statements include the accounts of Church Loans & Investments Trust and its wholly-owned subsidiary, ChurchLoans.com, LLC. All intercompany balances and transactions have been eliminated.

NOTE 2 - WEIGHTED AVERAGE INTEREST RATES

Weighted average interest rates and net interest rate margins at September 30, 2009 and 2008, were as follows:

	Mortgage loan and church bond portfolio	Total indebtedness	Net interest rate margin
September 30, 2009	7.32%	3.73%	3.59%
September 30, 2008	8.17%	3.84%	4.33%

NOTE 3 - CONTRACTUAL MATURITIES

Scheduled principal payments on mortgage loans, church bonds and interim construction loans and indebtedness (including notes payable) outstanding at September 30, 2009, for the five twelve-month periods subsequent to September 30, 2009, follow:

Twelve-month period ending September 30,	Mortgage loans, church bonds and interim loans	Total Indebtedness
2010	$ 23,644,029	$ 31,780,000
2011	2,928,015	21,154,214
2012	3,091,726	-
2013	3,007,422	-
2014	2,875,325	-

NOTE 4 - MORTGAGE LOANS, CHURCH BONDS AND INTERIM CONSTRUCTION LOANS

Mortgage loans, church bonds and interim construction loans on which the accrual of interest had been discontinued amounted to $7,989,906 and $6,823,492 at September 30, 2009 and 2008, respectively. If interest on these mortgage loans, church bonds and interim construction loans had been accrued as earned, interest and fees on loans in the accompanying condensed consolidated statements of income would have been increased by approximately $696,000 and $313,000 for the six-month periods ended September 30, 2009 and 2008, respectively. Interest income actually recognized on such loans during 2009 and 2008 was approximately $53,000 and $177,000, respectively. In addition, impaired loans were approximately $15,117,000 and $12,710,000 at September 30, 2009 and March 31, 2009, respectively.

CHURCH LOANS & INVESTMENTS TRUST

(A Real Estate Investment Trust)

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 5 – ACCOUNTING PRONOUNCEMENTS

In May 2009, the FASB issued guidance on management’s assessment of subsequent events.  This guidance is directed specifically to management, since management is responsible for preparing an entity’s financial statements. The guidance clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued.  The guidance is effective prospectively for interim and annual financial periods ending after June 15, 2009, and the Company has adopted the provisions for its reporting period ending September 30, 2009.  The adoption of this new guidance did not have a material impact on the Company’s financial condition or results of operations.  Management has evaluated subsequent events up through the date of the filing of this report with the SEC.

In July 2009, the FASB issued guidance providing for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative GAAP.  The Codification did not change GAAP but reorganizes the literature.  Adoption of the new guidance did not materially impact the Company’s financial statements.

NOTE 6 – LEGAL CONTINGENCIES

Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Trust's financial statements.

This information is an integral part of the accompanying condensed consolidated financial statements.

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

Critical Accounting Policies

Our accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America. Our significant accounting policies are described in the notes to the financial statements in our Annual Report on Form 10-K. Certain accounting policies require management to make significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, and we consider these to be critical accounting policies. The estimates and assumptions used are based on historical experience, as well as other factors, which management believes to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and results of operations for the reporting periods.

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

For the six-month period ended September 30, 2009, loan applications and inquiries have been steady. Contributing to our steady flow of loan requests may be the fact that some banks and other lenders have moved away from this type of lending as a result of the present economic conditions. It appears that the present economic environment and the possible restriction on the ability of banks and some other lenders to make real estate loans is providing us an opportunity to acquire additional loans. The increase in our portfolio of loans during the six-month period ended September 30, 2009 is consistent with these events. In fact, we purchased one loan with an outstanding principal balance of $4,218,017 on September 25, 2009.

We have been able to maintain our necessary funding.  With the increase loan demand, we may attempt to obtain additional financing in order to take advantage of the present opportunity.  However, there is no assurance that we will be able to obtain additional financing.  Furthermore, Master Note balances have decreased from $22,784,638 as of September 30, 2008 to $21,154,214 as of September 30, 2009 (a decrease of 7%).  We believe that the Master Notes will continue to be a dependable source of financing.

We have seen an increase in defaulted loans in our portfolio during the six-month period ended September 30, 2009 as compared to the six-month period ended September 30, 2008. We anticipate that if churches experience a decrease in contributions, then churches will first cut programs. We anticipate that only in the most dire situations will a church not make its mortgage payment and risk losing its property especially considering the equity that most of our borrowers have in their property due to the more conservative lending criteria that we have historically used. We will continue to closely monitor our past due loans and take action as is necessary.

Results of Operations --- Six-month period ended September 30, 2009 as compared to the six-month period ended September 30, 2008

Our revenues are derived from interest income and fees earned on loans as well as, to a lesser degree, interest earned on church bonds and short-term investments. During the six-month period ended September 30, 2009, interest income and fees increased by $67,367 (2%) over the six-month period ended September 30, 2008.

The increase in interest income and fees for the six-month period ended September 30, 2009, as compared to the six-month period ended September 30, 2008 was primarily attributable to an increase in performing mortgage loans and interim loans and an increase in fees.

The components of our interest income and fees during the six-month period ended September 30, 2009 as compared to the six-month period ended September 30, 2008 are as follows:

Table 1 – Interest Income and Fees

	For the Six-month Period Ended 9/30/09	For the Six-month Period Ended 9/30/08	Increase (Decrease)

Mortgage loans	$2,289,748	$2,326,644	$(36,896)

Interim loans	585,676	515,238	70,438

Commitment fees	313,959	233,978	79,981

Other income and fees	31,302	77,458	(46,156)

Total	$3,220,685	$3,153,318	$67,367

Total interest income on mortgage loans and interim loans decreased slightly during the six-month period ended September 30, 2009 as compared to the six-month period ended September 30, 2008. The increase in interest income on interim loans of $70,438 was offset by a decrease of $36,896 in interest income on mortgage loans. Also contributing to the decrease in interest income was a decrease in other income and fees of $46,156. Other income and fees include interest income on church bonds, discount income on mortgage loans, late charges and miscellaneous income. The decrease in interest income on mortgage loans is due to the decrease in the rate of interest on such mortgage loans.

The rate of interest on our portfolio of mortgage loans and church bonds was 8.06% as of September 30, 2008 as compared to 7.45% as of September 30, 2009, a decrease of 61 basis points.

Our portfolio of performing mortgage loans increased from $50,908,224 as of September 30, 2008 to $60,717,222 as of September 30, 2009, an increase of $9,808,998 or 19%.

Our total loan portfolio increased during the six-month period ended September 30, 2009 as compared to the six-month period ended September 30, 2008. The following table compares our portfolio of loans, net of mortgage discounts and deferred commitment fees, as of September 30, 2009 to September 30, 2008:

Table 2 – Mortgage Loans, Church Bonds and Interim Loans as of September 30, 2009 and 2008

Type of Loan	09/30/09	09/30/08	Increase (Decrease)

Total Mortgage Loans and Church Bonds	$65,107,128	$54,131,716	$ 10,975,412

Total interim loans	21,052,310	12,898,794	8,153,516

Total loan portfolio	$86,159,438	$67,030,510	$19,128,928

Performing Loans	09/30/09	09/30/08	Increase (Decrease)

Performing Mortgage Loans and Church Bonds	$60,717,222	$50,908,224	$ 9,808,998

Performing Interim Loans	17,498,510	9,298,794	8,199,716

Total Performing Loans	$78,215,732	$60,207,018	$18,008,714

Non-Performing Loans	09/30/09	09/30/08	Increase (Decrease)

Non-Performing Mortgage Loans and Church Bonds	$4,389,906	$3,223,492	$ 1,116,414

Non-Performing Interim Loans	3,553,800	3,600,000	(46,200)

Total Non-Performing Loans	$7,943,706	$6,823,492	$1,120,214

“Non-performing” or “non-accrual” loans as defined by Church Loans are loans that have been classified as either “cash basis” or “capital recovery” (see explanation under “Revenue Recognition” under “Critical Accounting Policies” above).

Our loan portfolio increased in each of the six months during the six-month period ended September 30, 2009 as compared to each of the six months during the six-month period ended September 30, 2008.   Table 3 below sets forth the month ending values of our loan portfolio, net of mortgage discounts and deferred commitment fees, for each of the six months during the six-month period ended September 30, 2009 and September 30, 2008, respectively:

Table 3 – Month-End Portfolio Values

Month	2009	2008	Difference

April	$79,971,159	$67,469,937	$12,501,222
May	80,350,919	67,605,082	12,745,837
June	80,612,450	66,936,845	13,675,605
July	83,047,373	67,442,859	15,604,514
August	83,132,467	67,615,745	15,516,722
September	86,159,438	67,030,510	19,128,928

Monthly Average:	$82,212,301	$67,350,163	$14,862,138

Non-performing loans, church bonds and interim loans increased from $6,823,492 as of September 30, 2008 to $7,943,706 as of September 30, 2009, an increase of $1,120,214. The accrual of interest on these loans has been discontinued. If interest on these mortgage loans, church bonds and interim loans had been accrued as earned, interest and fees on loans would have been increased by approximately $696,000 and $313,000 for the six-month periods ended September 30, 2009 and 2008, respectively. Interest income actually recognized on such loans during the six-month period ended September 30, 2009 and 2008 was approximately $53,000 and $177,000, respectively.

We have seen an increase in loans that are in default in the six-month period ended September 30, 2009. Specific information on loans that are in default as of September 30, 2009 is included in Table 4 and Table 5 below.

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

Table 4 – Information on Loans in Default or Non-Performing as of September 30, 2009

Loan	Principal Outstanding	Maturity	Rate	Appraised Value of Collateral(1)	Estimated Fair Value of Collateral

Greater Life, Baltimore, MD	$ 7,326	11/01/2007	10.50%	$ 76,000	N/A

Holy Trinity, Brooklyn, NY	468,989	03/01/2026	9.50%	1,800,000	N/A

Rhema Word, Chicago, IL (2)	1,280,812	07/01/2025	9.50%	1,850,000	2,250,000

Spiritual Light, Detroit, MI	73,105	11/01/2014	9.75%	185,000	N/A

Global Christian, Richmond, CA (3)	226,432	01/01/2014	9.50%	640,000	N/A

Right Spirit, Spanish Fort, AL (4)	83,810	05/01/2014	9.25%	274,000	N/A

Cathedral of Faith, Tampa, FL	741,402	09/01/2024	6.75%	2,018,000	N/A

Biltmore Group, West Monroe, LA (5)	1,053,800	06/01/2004	7.50%	1,213,000	1, 200,000

Love Temple, Memphis, TN (6)	237,576	01/15/2007	5.00%	325,900	325,900

Project Love, Memphis, TN (6)	255,840	01/15/2007	5.00%	43,900	43,900

Igreja Baptista Pompano Beach, FL	260,457	05/01/2025	7.75%	388,000	400,000

Canaan COGIC Memphis, TN (7)	275,433	03/01/2010	8.00%	245,000	74,900

Ministerio International Virginia Gardens, FL	2,500,000	10/01/2008	10.25%	3,900,000	2,800,000

Amarillo Investors Mortgage, Amarillo, TX (8)	676,454	06/10/05	9%	1,887,021	N/A

Mt. Calvary MBC, Ft. Wayne, IN	514,115	12/01/02	9.75%	1,430,000	N/A

Highland Heights COC, Memphis, TN (9)	67,902	04/09/92	10.5%	492,000	N/A

King Solomon MBC, Jackson, TN (10)	292,863	02/01/07	9%	360,000	674,000

Promise Land Ministries, Memphis, TN (11)	266,829	02/01/07	7.5%	355,000	360,000

Fountain of Praise, Trenton, NJ (12)	183,567	07/01/04	6%	275,000	275,000

King Jesus Worship Center, Winnsboro, LA	632,207	02/27/04	6%	1,600,000	N/A

Divine Mission Baltimore, MD	177,225	06/01/21	9%	375,000	N/A

St. Paul’s Greenville, TX(13)	46,191	02/01/17	8.5%	1,507,791	N/A

Kingdom Life Hayward, CA	487,351	08/01/24	6.25%	2,000,000	N/A

Eglise Evangelique Orlando, FL(14)	915,702	02/01/38	9%	1,620,000	1,377,000

Brazilian Community Framingham, MA(14)	973,184	05/01/29	7.25%	1,500,000	1,250,000

God’s Tabernacle DeSoto, TX(15)	613,886	09/01/09	6%	756,000	538,650

Messiah MBC Indianapolis, IN	1,399,174	05/01/10	7.3%	4,585,000	N/A

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

(5) Church Loans recently obtained new appraisals of the properties securing this loan. These appraisals contained a range of value from $844,500 to $1,213,000. Church Loans’ wholly owned subsidiary ChurchLoans.Com, LLC recently acquired title to one of these properties at a foreclosure sale. The credit to the note resulting from the foreclosure was $46,200.

(6) These two loans were also purchased from Regions Bank in 2007. The loans are made to related entities and the loans are secured by four separate properties. It is our understanding that the loans are cross-collateralized. There were no appraisals of the properties in the loan files obtained from Regions Bank. Appraised value for the collateral listed in the table is the 2009 Tax Appraisal from the tax office of Shelby County, Tennessee. Due to the acquisition of these loans from Regions Bank, Church Loans’ carrying value in these loans is less than the principal balance owing on the loans. Church Loans’ carrying value in these loans is a total of $185,946 which results in a loan to value ratio of 50%.

(7) Fair value is based upon the Shelby County Tax Assessor’s 2009 appraisal. Carrying value of this loan is $175,471.

(8) Appraised value is based upon the Potter Randall County Appraisal District’s 2009 valuation of the properties securing the loan.

(9) Carrying value of this loan is $60,800.

(10) Carrying value of this loan is $252,480. Fair value is based on the Madison County Tax Assessor’s appraisal.

(11) Appraised value and fair value is based upon the Shelby County Tax Assessor’s 2009 valuation of the property. Carrying value of this loan is $222,343.

(12) This property was acquired by Church Loans through a foreclosure of a previous loan held by Church Loans and then sold to the Borrower in 2004 for $275,000. The appraised value and fair value are based upon such sales price.

(13) This loan was purchased by Church Loans from Resolution Trust Corporation in the early 1990s.  There was not an appraisal in the original lender’s file.  The appraised value as shown is the amount of fire and extended coverage insurance the borrower maintains on the property and does not include the value of tangible personal property nor the value of the land.  We believe that the appraised value as shown is a conservative estimate of value.

(14)  Fair value is estimated at the most recent appraised value less 15%.

(15) The Trust sold this property to God’s Tabernacle of Deliverance on September 30, 2008 for $1,995,000. At that time, the Trust took in exchange a note from the church in the amount of $1,961,915 which was secured by a Deed of Trust against the property pari passu with a bond offering in the amount of $2,260,000. At the time of the bond offering and sale to the church, an independent appraiser appraised the property securing the note and bonds at a value of $2,800,000, A portion of the proceeds of the bonds were to be used to retire the note owing to the Trust. The church is in default in the payment of the bonds and it is our understanding that the sales of the bonds have stopped. Sufficient bonds were sold to reduce the note owing to the Trust to $613,000. Therefore, the Trust would hold a 27% interest in the deed of trust to secure its loan.  The appraised value of the property is 27% of the $2,800,000 appraised value and fair value is 27% of the $1,995,000 purchase price.

Table 5 below provides information relative to action being taken on loans in default as of September 30, 2009.

Table 5 - Specific Information Relating to Loans in Default and Non-Performing Loans as of September 30, 2009:

Loan	Principal Outstanding	Foreclosure Action Taken

Greater Life, Baltimore, MD	$ 7,326	None. Balance is small. Staff is pursuing normal collection efforts.

Holy Trinity, Brooklyn, NY	468,989	None. Church is making payments and is staying within 90-120 days of being current. Debt is well secured

Rhema Word, Chicago, IL	1,280,812	None. Church is making payments. Debt is well secured. Church is trying to sell one of its properties to reduce debt and debt service.

Spiritual Light, Detroit, MI	73,105	None. Church is making payments. Balance is relatively small. Staff continues make normal collection efforts.

Global Christian, Richmond, CA	226,432	None. Church is making payments. Staff continues to monitor.

Right Spirit, Spanish Fort, AL	83,810	None. Church is making payments. Staff continues to monitor and make collection efforts as needed.

Cathedral of Faith, Tampa, FL	741,402	Litigation has been authorized to obtain insurance settlement proceeds and foreclose the property. In dispute with public adjustor regarding insurance settlement.

Love Temple, Memphis, TN	237,576	Litigation pending involving this loan, arising out of a dispute within the church. We have cross-claimed for foreclosure.

Project Love, Memphis, TN	255,840	Litigation pending involving this loan, arising out of a dispute within the church. We have cross-claimed for foreclosure.

Canaan COGIC, Memphis, TN	275,433	None, but legal action is presently being considered.

Igreja Batista, Pompano Beach, FL	260,457	This loan has been accelerated.

Biltmore Group, West Monroe, LA	1,053,800	Foreclosure has been initiated and is pending. One property securing this loan has recently been acquired through foreclosure.

Ministerio Intl., Virginia Gardens, FL	2,500,000	Foreclosure has been initiated and is pending.

Amarillo Investors Mortgage, Amarillo, TX	676,454	None. Since September 30, 2009, borrower has sold some of the collateral and used the proceeds to bring the loan current.

Mt. Calvary MBC, Ft. Wayne, IN	514,115	None. Borrower is 2 payments past due. Staff is monitoring. Church is doing fund raising campaign to resolve.

Highland Heights COC, Memphis, TN	67,902	None. Church is making payments. Staff is monitoring.

King Solomon MBC, Jackson, TN	292,863	None. Staff is making normal collection efforts. Borrower is 4 payments behind. Church continues to make payments.

Promise Land Ministries, Memphis, TN	266,829	None. Staff is monitoring.

Fountain of Praise, Trenton, NJ	183,567

Borrower filed bankruptcy. Chapter 11 Plan has been confirmed.  Borrower is to pay $9,923 in arrears in 38 months at 6% interest and is to continue making payments according to the note beginning September 15, 2009. Note payments have yet been received.

King Jesus Worship Center, Winnsboro, LA	632,207	None. Borrower is making regular payments. Staff continues to monitor. Borrower is 2 payments behind.

Divine Mission Baltimore, MD	177,225	None. Staff is monitoring. Borrower continues to make payments and is 2 payments behind as of 9/30/09.

St. Paul’s Greenville, TX	46,191	Since 9/30/09 Borrower has brought this loan current.

Kingdom Life Hayward, CA	487,351	None. Past due 2 payments as of 9/30/09. Borrower is making payments and staff continues to monitor.

Eglise Evangelique Orlando, FL	915,702	None. Past due 2 payments as of 9/30/09. Legal counsel has been instructed to give formal notice of default.

Brazilian Community Framingham, MA	973,184	None. Past due 3 payments as of 9/30/09. Borrower is making regular payments plus $2,000 per week to cover past due arrearages.

Igreja Asembleia Ft. Myers, FL	1,026,943	Legal counsel has given formal notice of default to Borrower.

God’s Tabernacle DeSoto, TX	613,886	None. The Trust is in conversation with co-mortgage holder regarding best method to proceed.

Messiah MBC Indianapolis, IN	1,399,174	None. Church is making payments and is in communication with the Trust in an effort to resolve the matter.

Our allowance for credit losses increased from $1,551,760 as of September 30, 2008 to $1,965,760 as of September 30, 2009. The allowance for credit losses is based on an amount that is adequate in the opinion of the Audit Committee, based upon input from management, to absorb losses inherent in the existing loan portfolio. This evaluation includes a review of a quarterly grading methodology performed by management on impaired loans. Impaired loans include non-performing loans, which have been placed on non-accrual status. At September 30, 2009 and 2008 impaired loans were approximately $15,116,546 and $12,406,532, respectively. Impaired loans include non-performing loans and other loans deemed by management to be impaired that were not classified as non-performing. Our average investment in non-performing loans was $7,943,706 and $6,823,492 for the six-month periods ending September 30, 2009 and September 30, 2008, respectively. See Table 6 for the activity in the allowance for credit losses since September 30, 2008 to September 30, 2009. This increase reflects changes in the portfolio of existing loans. In other words, based on the quarterly grading methodology performed by management and reviewed by the Audit Committee, it is our opinion that there is an increase in impaired loans and there is a higher risk of loss in the portfolio.

In calculating our reserve for credit losses, we take into account probable credit losses inherent in the remaining portion of our loan portfolio. In calculating the allowance, 1% of the outstanding balance of our loan portfolio of permanent and interim mortgage loans that have not been identified as impaired is reserved for. In addition, 2% of the outstanding balance of half of our church bonds is reserved for and an additional 50% of the remaining half of our church bonds is reserved for.

The amount of loans in default has increased from September 30, 2008 to September 30, 2009. We believe that this is directly related to the current economic recession. We intend to continue to closely monitor our loans in default and will increase our reserve as necessary. Management and the Board of Trust Managers review the loans in default each month. The Audit Committee reviews and adjusts, as necessary, the allowance for credit losses each quarter.

The following table discloses the activity, on a quarterly basis, relating to the allowance for credit losses since September 30, 2008:

Table 6 – Activities in the Allowance for Credit Losses

September 30, 2008 balance	$1,551,760

Increases during the quarter	-0-

Charge offs during the quarter	-0-

December 30, 2008 balance	1,551,760

Increases during the quarter	75,000

Charge offs during the quarter	-0-

March 31, 2009 balance	1,626,760

Increases during the quarter	50,000

Charge offs during the quarter	-0-

June 30, 2009 balance	1,676,760

Increases during the quarter	289,000

Charges offs during the quarter	-0-

September 30, 2009 balance	$1,965,760

As noted above and in Table 6, we increased the allowance for credit losses during the six-month period ended September 30, 2009 by $339,000.

As of September 30, 2009, Church Loans also held church bonds with a carrying value of $58,933 which were in default.

The weighted average interest rate on our loans and church bonds decreased from 8.17% as of September 30, 2008 to 7.32% as of September 30, 2009. This decrease in the weighted average interest rate on our loans was primarily responsible for the decrease in our interest income during the six-month period ended September 30, 2009 as compared to the six-month period ended September 30, 2008.

Commitment fees earned during the six-month period ended September 30, 2009 were $313,959 as compared to $233,978 for the six-month period ended September 30, 2008, an increase of $79,981 or 34%.

Net income for the six-month period ended September 30, 2009 was $1,356,588 ($.13 per share), a decrease of $443,042 (25%) as compared to the six-month period ended September 30, 2008. This decrease was attributable to the decrease in net interest income and the increase in the provision for credit losses.

Net interest income decreased from $2,436,862 for the six-month period ended September 30, 2008 to $2,319,287 for the six-month period ended September 30, 2009, a decrease of $117,575 (5%). This decrease in our net interest income for the six-month period ended September 30, 2009 as compared to the six-month period ended September 30, 2008 was the result of an increase in our interest expense.

Our total liabilities increased from $35,966,011 as of September 30, 2008 to $53,364,465 as of September 30, 2009. The weighted average interest rate on our debt decreased from 3.84% as of September 30, 2008 to 3.73% as of September 30, 2009. Our interest expense increased from $716,456 for the six-month period ended September 30, 2008 to $901,398 for the six-month period ended September 30, 2009, an increase of $184,942 or 26%. This increase is attributable to the increase in liabilities.

The following table illustrates the average month end liabilities during the six-month period ended September 30, 2009 as compared to the same period ended September 30, 2008:

Table 7 - Month End Total Liabilities for Each Month in the Six-month Period Ended September 30, 2009 and September 30, 2008

Month	2009	2008	Difference

April	$48,385,780	$37,441,086	$10,944,694
May	48,309,678	37,192,614	11,117,064
June	48,640,299	36,511,926	12,128,373
July	50,624,346	36,630,689	13,993,657
August	50,372,268	36,549,535	13,822,733
September	53,364,465	35,966,008	17,398,457

Monthly Average:	$49,949,473	$36,715,310	$13,234,163

The following table provides a schedule of maturity dates and the principal amounts maturing for our debt:

Table 8 - Maturity Dates of Month End Liabilities for Each Month in the Six-month Period Ended September 30, 2009

Month	Total Liabilities	Maturing 1-31-12	Demand/Current

April	$48,385,780	$26,440,000	$21,945,780
May	48,309,678	26,815,000	21,494,678
June	48,640,299	27,315,000	21,325,299
July	50,624,346	28,780,000	21,844,346
August	50,372,268	28,780,000	21,502,268
September	53,364,465	31,780,000	21,584,465

General and administrative expenses increased from $523,558 for the six-month period ended September 30, 2008 to $611,108 for the six-month period ended September 30, 2009, an increase of $87,550 or 17%.

Other income increased from $19,126 for the six-month period ended September 30, 2008 to $31,809 for the six-month period ended September 30, 2009, an increase of $12,683.

As of September 30, 2009, there were 10,217,094 shares of certificates of beneficial interest outstanding. Net income per share decreased from $.18 per share for the six-month period ended September 30, 2008 as compared to $.13 per share for the six-month period ended September 30, 2009. This decrease was attributable to the decrease in our net income discussed above.

Results of Operations—Three-month period ended September 30, 2009 as compared to three-month period ended September 30, 2008

During the three-month period ended September 30, 2009, interest income and fees increased by $169,687 (12%) over the three-month period ended September 30, 2008.

The components of our interest income and fees during the three-month period ended September 30, 2009 as compared to the three-month period ended September 30, 2008 are as follows:

Table 9 – Interest Income and Fees

	For the Three-month Period Ended 09/30/09	For the Three-month Period Ended 09/30/08	Increase (Decrease)

Mortgage loans	$ 1,142,227	$ 1,078,089	$ 64,138

Interim loans	286,836	225,312	61,524

Commitment Fees	199,003	121,526	77,477

Other Income and Fees	10,055	43,507	(33,452)

Total	$ 1,638,121	$ 1,468,434	$ 169,687

Interest income on mortgage loans increased from $1,078,089 during the three-month period ended September 30, 2008 to $1,142,227 during the three-month period ended September 30, 2009, an increase of $64,138 (6%). Interest income on interim loans increased from $225,312 during the three-month period ended September 30, 2008 to $286,836 for the three-month period ended September 30, 2009, an increase of $61,524 (27%).

Commitment fees earned during the three-month period ended September 30, 2008 as compared to September 30, 2009 increased from $121,526 to $199,003 an increase of $77,477 or 64%.

The increase in interest income and fees for the three-month period ended September 30, 2009 as compared to the three-month period ended September 30, 2008 is attributable to the increase in our portfolio of both mortgage loans and interim loans.

Our net income for the three-month period ended September 30, 2009 was $509,157 ($.05 per share), a decrease of $264,516 (34%) as compared to the three-month period ended September 30, 2008. This decrease was attributable to an increase in our interest expense, an increase in general and administrative expenses and an increase in the provisions for credit losses.

The increase in interest income and fees for the three-month period ended September 30, 2009 as compared to the three-month period ended September 30, 2008 was significantly offset by an increase in interest expense.  Interest expense for the three-month period ended September 30, 2008 was $354,600 as compared to $462,538 for the three-month period ended September 30, 2009, an increase of 107,938 or 30%.

The increase in interest expense was attributable to an increase in liabilities. See Table 7 above for the month-end liabilities for each of the three months during the three-month periods ending September 30, 2009 and 2008, respectively.

The weighted average interest rate on all of our debt for each of the three months during the three-month periods ending September 30, 2009 and 2008 decreased from 3.83% to 3.73%, a decrease of 10 basis points.

Therefore, even though interest income increased significantly during the three-month period ended September 30, 2009 as compared to the three-month period ended September 30, 2008, as a result of the significant increase in interest expense, net interest income increased only slightly from $1,113,834 for the three-month period ended September 30, 2008 to $1,175,583 for the three-month period ended September 30, 2009, an increase of $61,749 (6%).

Other income increased slightly from $12,240 for the three-month period ended September 30, 2008 to $12,625 for the three-month period ended September 30, 2009, an increase of $385.

General and administrative expenses increased from $238,601 for the three-month period ended September 30, 2008 to $364,551 for the three-month period ended September 30, 2009, an increase of $125,950 or 53%. This increase is primarily attributable to an increase in legal fees, payroll and contract labor.

Net income for the three-month period ended September 30, 2009 and September 30, 2008 was diminished by an addition to the provision for credit losses recognized during such periods of $289,000 and $95,000, respectively.

As of September 30, 2009, 10,217,094 shares of certificates of beneficial interest were outstanding. Net income per share decreased from $.08 per share for the three-month period ended September 30, 2008 to $0.05 per share for the three-month ended September 30, 2009. This decrease was primarily attributable to the increase in the provision for credit losses and the increase in general and administrative expense.

Financial Condition—Six-month period ended September 30, 2009 as compared to year ended March 31, 2009.

Our portfolio of performing mortgage loans and church bonds increased from $55,512,158 as of March 31, 2009 to $60,717,222 as of September 30, 2009. Our portfolio of performing interim loans increased during the six-month period ended September 30, 2009 from $16,686,014 to $17,498.510. Mortgage loans, interim loans and church bonds, including non-performing mortgage loans, church bonds and interim loans, held by us increased from $78,945,652 as of March 31, 2009 to $86,159,438 as of September 30, 2009, an increase of $7,213,786 (9%).

Nonperforming mortgage loans, church bonds and interim loans increased from $6,747,480 as of March 31, 2009 to $7,943,706 as of September 30, 2009. Total performing mortgage loans, church bonds and interim loans increased from $72,198,172 as of March 31, 2009 to $78,215,732 as of September 30, 2009, an increase of $6,017,560. Consistent with the increase in loans, total assets increased from $78,315,575 as of March 31, 2009 to $85,208,757 as of September 30, 2009, an increase of $6,893,182 (9%). Impaired loans were approximately $15,116,548 at September 30, 2009 as compared to approximately $12,710,000 at March 31, 2009.

Our liabilities increased from $47,214,845 as of March 31, 2009 to $53,364,465 as of September 30, 2009.

Shareholders’ equity increased by $743,562 from March 31, 2009 to September 30, 2009. This is attributable to the increase in undistributed net income from $1,354,929 as of March 31, 2009 to $2,098,491 as of September 30, 2009.

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

Our operating expenses are comprised of the maintenance of our office building, the payment of the salaries of our management and support staff, office expenses, fees paid to the Board of Trust Managers, and the payment for legal and accounting services. Substantially all of our assets are invested in the permanent and interim loans. Our only potential liquidity problems relate to the timely and proper repayment of the leveraged funds we have borrowed to make loans in excess of our capital and the ability to fund outstanding loan commitments which totaled approximately $19,885,405 at September 30, 2009.

Our primary sources of funds for liquidity consist of cash reserves, net cash provided by operations, payments received from the loans comprising our loan portfolio, and funds available through debt financing, including our line of credit agreement with the Amarillo National Bank.

Our level of liquidity based upon cash and cash equivalents decreased by $93,336 during the six-month period ended September 30, 2009 leaving us with cash and cash equivalents of $22,356 as of September 30, 2009. During this same period, we invested $16,964,571 in mortgage and interim construction loans using net cash provided by operating activities in the amount of $1,754,528, principal payments received on our loan portfolio in the amount of $9,673,656, and $20,718,907 in borrowing on master notes and our line of credit. The total liquidity available to invest in mortgage and interim construction loans was reduced by $613,026 paid in cash dividends during the six-month period ended September 30, 2009 and the reduction in our borrowings on our bank line of credit and Master Note agreements in the amount of $14,662,830.

Our primary debt obligations consist of our bank line of credit owing to Amarillo National Bank and Master Note Agreements with various persons. Pursuant to our January 31, 2009 loan agreement with the bank, we have a $49,000,000 line of credit for a term of three years, maturing January 31, 2012.

As of September 30, 2009, our total liabilities outstanding were $53,364,465.  The amount owing on the line of credit as of September 30, 2009 was $31,780,000. It is anticipated that the line of credit will be renewed at the expiration of its three-year term. In the event that the bank elects not to renew the line of credit, we may, under the terms of the loan agreement, retire the line of credit over a period of time, not to exceed five years, equal to the weighted average remaining term of a pool of our real estate lien notes which would be pledged to secure the remaining balance of the bank line of credit.

As of September 30, 2009, pursuant to the credit agreement with Amarillo National Bank dated January 31, 2009, Church Loans has one note owing to Amarillo National Bank. The interest rate on this credit facility adjusts in accordance with the lesser of the 30-day, 90-day or 180-day London Interbank Offered Rates (“LIBOR”) plus 2.50% or the J.P. Morgan Chase & Co. prime rate as selected on the applicable adjustment dates by Church Loans and with an interest rate floor of 4%. As of September 30, 2009, the balance owing on this note was $31,780,000. The note owing to Amarillo National Bank made pursuant to a new Loan Agreement was entered into with the bank effective January 31, 2009 (“the 2009 Loan Agreement”) for a term of three years ending January 31, 2012. The rate of interest owing on the obligation owing to the bank as of September 30, 2009 was 4.0%, not including the non-use fee.

The amounts owing to Amarillo National Bank are secured by the portfolio of loans held by Church Loans.  Church Loans may borrow up to $49,000,000 pursuant to the 2009 Loan Agreement subject to a borrowing base calculation limit equal to 85% of the principal balance outstanding of the performing mortgage loans and church bonds held by Church Loans and 50% of the principal balance outstanding of the performing interim loans held by Church Loans. Pursuant to that borrowing base calculation, Church Loans, as of September 30, 2009, could borrow up to the entire $49,000,000 line of credit.

Pursuant to the loan agreement with Amarillo National Bank, we must also maintain stockholder’s equity of not less than $18,000,000, our total indebtedness shall not exceed 250% of our stockholder’s equity and the ratio of earnings before deduction of interest and taxes as compared to interest expense shall not be less than 1.2. As of September 30, 2009, we were in compliance with these requirements.

At September 30, 2009, loans to us under Master Note Agreements, which are in effect demand notes, totaled $21,154,214.  As of September 30, 2009, Church Loans had 90 Master Note Agreements with 38 different unrelated parties.  The rate of interest on these Master Notes is at the Wall Street Journal prime rate of interest less 1.25% with an interest rate floor of 3% effective as of February 1, 2009. As of September 30, 2009, the rate of interest on these Master Notes was 3.00%. All of these Master Notes are due on demand except that without the consent of Church Loans a noteholder may not demand payment of more than $250,000 during any 30 day period. These Master Notes are unsecured.

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

Although our cash and cash equivalents as of September 30, 2009 were only $22,356, the balance which could be borrowed by us upon our bank line of credit as of September 30, 2009 was $17,220,000. The principal payments scheduled to be received on our loan portfolio for the fiscal year ending September 30, 2010 are $23,644,029. Assuming all of these scheduled principal payments are received, these payments, together with the balance available to us on our bank line of credit, would not provide us with sufficient funds to meet our maturing obligations and fund loan commitments without the necessity of borrowing funds from other sources. Based upon our success in obtaining borrowings in the past, we are confident that, should it be necessary, we will be able to obtain additional bank financing in the future in sufficient amounts for us to timely meet all of our obligations.

Should all the scheduled principal payments upon loans not be received, and should we be unable to borrow against our line of credit, and should borrowings from other sources not be available, it would be necessary to sell a portion of our mortgage loan portfolio in order to meet all of our financial obligations.  At September 30, 2009, the principal balance of our loan and church bond portfolio was $86,159,438, net of unamortized purchase discounts and deferred commitment fees. The weighted average interest rate on loans and church bonds was 7.32% per annum. In view of the normal marketability of conventional loans, we might be required to discount a majority of these loans in order for them to be attractive for purchase. The principal amount of these loans if discounted to yield a weighted average interest rate of 8%, 10% and 12% would be $78,835,886, $63,068,710, and $52,557,258, respectively. There is no assurance that we would be able to sell all, or a portion of, our portfolio of loans, in which event, it would be necessary to secure a loan, or loans, from a lender in order to meet our financial obligations. There is no assurance that we would be able to secure a loan in such instance. We have sold only one of our loans in our mortgage loan portfolio and, therefore, have limited experience in this area. Furthermore, if required to discount our loans in excess of 11.8%, then we would not realize sufficient funds from the sale of the loans to retire all of our debt.

Principal payments scheduled to be received upon our permanent loan portfolio during the twelve-month period ending September 30, 2010, if not used to fund new loan commitments, would be used to reduce our outstanding indebtedness. Should we use the payments of principal which shall be received upon our loan portfolio to reduce our outstanding indebtedness, our interest expense will decrease. In such instance, whether the decrease in the interest income will exceed, or be less than, the decrease in the interest expense will largely be dependent upon the prime rate of interest prevailing at such time due to the fact that the interest to be earned upon our mortgage loan portfolio is generally based upon a fixed rate of interest or a variable rate of interest that periodically reprices, while the interest to be paid upon our outstanding debts is directly, or indirectly, tied to the prime rate of interest charged by major banks.

Pursuant to the loan agreement with the bank, we have pledged all of our mortgage loans, church bonds and interim construction loans to the bank to secure the line of credit. The amount owing on the line of credit must not exceed an amount equal to 85% of the outstanding principal amount of the performing mortgage loans and church bonds and 50% of the outstanding principal amount of the performing interim construction loans. Applying that borrowing limit to our loan portfolio as of September 30, 2009, we can borrow up to the entire $49,000,000 line of credit limit. However, during the term of the loan agreement, we would not have the right to sell our loans, without the bank’s consent, since all of our loans have been pledged to the bank to secure the line of credit. Therefore, under our loan agreement, it will be very difficult, if not impossible, to sell our loans to meet our financial obligations.

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

Inflation

At September 30, 2009, the weighted average interest rate on our mortgage loan and church bond portfolio was 7.32% per annum while the weighted average interest rate upon all our borrowings was 3.73% per annum resulting in a net interest rate margin of 3.59%. By comparison, as of September 30, 2008, the weighted average interest rate on our mortgage loan and church bond portfolio was 8.17% per annum while the weighted average interest rate on our borrowings was 3.84% per annum resulting in a net interest rate margin of 4.33% per annum. Therefore, our net interest rate margin has decreased by 74 basis points as of September 30, 2009 as compared to September 30, 2008. Although a majority of the loans constituting our loan portfolio have been made at rates of interest that generally reprice either daily, annually, or otherwise periodically, a portion of the loans constituting our loan portfolio have been made at fixed rates of interest and therefore are not subject to being increased or decreased during the term of the loan. All of our indebtedness is either directly or indirectly tied to the prime rate of interest charged by major banking institutions and, therefore, is subject to fluctuation.

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

Should the amount of our loans and the amount of our indebtedness remain constant, and should the weighted average interest rate upon the indebtedness increase to approximately 11.8% per annum, interest income and interest expense would be substantially equal.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4T.  Controls and Procedures.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting during our fiscal quarter ending September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings.

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

The annual meeting of shareholders of the Trust was held on August 25, 2009. At such meeting, each of the individuals named below was elected to the Board of Trust Managers of the Trust to serve until the next annual meeting of the shareholders of the Trust:

	Number of Shares
	For	Against
B.R. McMorries	6,090,944	55,651
Larry G. Brown	6,135,814	10,781
Jack R. Vincent	6,094,273	52,322
Steven Rogers	6,135,840	10,755
Michael A. Bahn	6,134,636	11,959
Stephen W. Myers	6,135,840	10,755
Michael W. Borger	6,135,840	10,755
E. Stan Morris, Jr.	6,135,840	10,755

Additionally, shareholders voted to ratify Hein & Associates, LLP as auditors for the year ending March 31, 2010 as follows:

For	6,118,623
Against	3,860
Abstain	24,386

Item 5. Other Information.

Appointment of Certain Officers. The Trust has employed Jason L. Hall to serve as President and Chief Executive Officer of the Trust. Mr. Hall will assume those responsibilities upon termination of his present employment, but not later than December 1, 2009. Mr. Hall is 35 years of age and has been employed for the past 6 years as Vice-President Commercial Lending for First United Bank, Amarillo, Texas.

First United Bank is not a parent, subsidiary or affiliate of the Trust. Mr. Hall has no family relationships with any director or executive officer of the Trust. Mr. Hall has not previously been employed by the Trust. Furthermore, Mr. Hall is not a party to any transactions with the Trust other than his employment arrangement.

Pursuant to Mr. Hall’s employment agreement with the Trust, Mr. Hall will be paid an annual salary of $105,000, a starting bonus of $15,000 and will receive similar other employee benefits as other employees of the Trust, including health insurance, vacation pay and participation in the Trust’s retirement program upon eligibility.

Mr. Hall will be replacing B. R. McMorries who has been serving as the Trust’s interim President and CEO after the resignation of Kelly Archer on August 3, 2009. Mr. McMorries will continue to serve as Chairman of the Board of Trust Managers of the Trust.

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

CHURCH LOANS & INVESTMENTS TRUST

By:	/s/ B.R. McMorries
B.R. McMorries President and CEO
Date:	November 16, 2009

By:	/s/ Robert E. Fowler
Robert E. Fowler Chief Financial Officer (Principal Financial Officer)
Date:	November 16, 2009

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