Form 10-Q
period 2009-12-31
CHURCH LOANS & INVESTMENTS TRUST
filed 2010-02-12
CIK 20199

United States Securities and Exchange Commission

Washington, D.C. 20549
____________

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15[d] OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________.

Commission File No. 0-8117
____________

CHURCH LOANS & INVESTMENTS TRUST	®

(Exact name of registrant as specified in its charter)

Texas	75-6030254
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5305 W Interstate 40, Amarillo, Texas	79106-4759
(Address of principal executive office)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding at January 21, 2010
Shares of beneficial interest, $0.00 par value per share	10,217,094

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
Condensed Consolidated Balance Sheets (Unaudited)
December 31, 2009 and March 31, 2009

ASSETS
	December 31, 2009	March 31, 2009

CASH AND CASH EQUIVALENTS	$131,050	$115,694
RECEIVABLES
Mortgage loans and church bonds – performing	60,886,334	55,512,158
Interim construction loans – performing	21,029,027	16,686,014
Nonperforming mortgage loans, church bonds and interim construction loans	9,271,975	6,747,480
Less: Allowance for credit losses	(1,811,760)	(1,626,760)
	89,375,576	77,318,892
Accrued interest receivable	665,659	577,413
Notes receivable	1,000	1,000
Net receivables	90,042,235	77,897,305
PROPERTY AND EQUIPMENT, net	214,243	214,932
OTHER ASSETS	164,173	87,644
TOTAL ASSETS	$90,551,701	$78,315,575

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Notes payable and line of credit:
Related parties	$13,216,183	$12,601,983
Other	44,446,709	34,276,153
	57,662,892	46,878,136
Accrued interest payable	128,922	95,349
Dividends payable	1,837,513	-
Other	353,964	241,360
Total liabilities	59,983,291	47,214,845
SHAREHOLDERS’ EQUITY
Shares of beneficial interest, no par value; authorized shares unlimited, 10,223,690 shares issued	29,762,291	29,762,291
Undistributed net income	822,609	1,354,929
Treasury shares, at cost (6,596 shares)	(16,490)	(16,490)
Total shareholders’ equity	30,568,410	31,100,730
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$90,551,701	$78,315,575

These condensed consolidated financial statements should be read only in connection with the accompanying notes to condensed consolidated financial statements.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
Condensed Consolidated Statements of Income (Unaudited)
Three-month and Nine-month periods ended December 31, 2009 and 2008

	Three-month periods ended December 31,		Nine-month periods ended December 31,
	2009	2008	2009	2008
INTEREST AND FEE INCOME:
Interest income	$1,564,115	$1,330,014	$4,470,841	$4,249,353

Fee income	276,693	230,142	590,652	464,120

Interest and fee income	1,840,808	1,560,156	5,061,493	4,713,473

INTEREST EXPENSE	525,726	272,110	1,427,123	988,567

Net interest income	1,315,082	1,288,046	3,634,370	3,724,906

PROVISION FOR CREDIT LOSSES	296,000	-	635,000	95,000

Net interest income less provision for possible credit losses	1,019,082	1,288,046	2,999,370	3,629,906

OTHER INCOME

Gain on sale of other real estate owned	525	76,076	1,575	76,076

Other	6,510	21,000	37,268	40,126
Other income	7,035	97,076	38,843	116,202

OTHER OPERATING EXPENSES

General and administrative	441,623	222,565	1,052,730	746,122

Board of Trust Managers’ fees	21,300	20,400	65,700	58,200

Total other operating expenses	462,923	242,965	1,118,430	804,322

NET INCOME	$563,194	$1,142,157	$1,919,783	$2,941,786

NET INCOME PER SHARE	$.06	$.11	$.19	$.29

DIVIDENDS PER SHARE	$.18	$.28	$.24	$.35

These consolidated financial statements should be read only in connection with the accompanying notes to condensed consolidated financial statements.

CHURCH LOANS & INVESTMENTS TRUST
(A Real Estate Investment Trust)
Condensed Consolidated Statements of Cash Flows (Unaudited)
Nine-month periods ended December 31, 2009 and 2008
	Nine-month periods ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,919,783	$2,941,786
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	689	1,548
Gain on sale of other real estate owned	-	(76,076)
Amortization of loan discounts	409,299	(31,291)
Amortization of commitment fees	(574,111)	(359,399)
Provision for credit losses	635,000	95,000
Changes in:
Accrued interest receivable	(88,246)	62,989
Accrued interest payable	33,573	(13,024)
Federal income tax payable	-	(22,739)
Other liabilities	111,040	(27,174)
Other, net	(76,529)	(98,975)
Net cash provided by operating activities	2,370,498	2,472,645

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in mortgage and interim construction loans and church bonds	(32,249,952)	(15,704,362)
Payments received on mortgage and interim construction loans and church bonds	19,723,080	13,218,039
Proceeds from sale of other real estate owned	-	1,811,726
Net cash used in investing activities	(12,526,872)	(674,597)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on notes payable and line of credit	35,320,683	22,996,518
Principal payments on notes payable and line of credit	(24,535,927)	(24,105,886)
Cash dividends	(613,026)	(715,197)
Net cash provided by financing activities	10,171,730	(1,824,565)
Increase in cash and cash equivalents	15,356	(26,517)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	115,694	109,987

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$131,050	$83,470

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,397,306	$1,001,591
Dividends declared, not paid	$1,839,077	$2,860,786
Federal income tax paid	$38,829	$46,145
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

NOTE 2 - WEIGHTED AVERAGE INTEREST RATES

Weighted average interest rates and net interest rate margins at December 31, 2009 and 2008, were as follows:

	Mortgage loan and church bond portfolio	Total indebtedness	Net interest rate margin
December 31, 2009	6.88%	3.74%	3.14%
December 31, 2008	7.72%	2.86%	4.86%

NOTE 3 - CONTRACTUAL MATURITIES

Scheduled principal payments on mortgage loans, church bonds and interim construction loans and indebtedness (including notes payable) outstanding at December 31, 2009, for the five twelve-month periods subsequent to December 31, 2009, follow:

Twelve-month period ending December 31,	Mortgage loans, church bonds and interim loans	Total Indebtedness
2010	$ 27,461,475	$ 20,991,192
2011	3,278,164	-
2012	3,290,287	36,671,700
2013	3,097,029	-
2014	3,022,691	-

NOTE 4 - MORTGAGE LOANS, CHURCH BONDS AND INTERIM CONSTRUCTION LOANS

Mortgage loans, church bonds and interim construction loans on which the accrual of interest had been discontinued amounted to $9,271,975 and $6,769,247 at December 31, 2009 and 2008, respectively. If interest on these mortgage loans, church bonds and interim construction loans had been accrued as earned, interest and fees on loans in the accompanying condensed consolidated statements of income would have been increased by approximately $812,000 and $468,000 for the nine-month periods ended December 31, 2009 and 2008, respectively. Interest income actually recognized on such loans during 2009 and 2008 was approximately $169,000 and $176,000, respectively. In addition, impaired loans were approximately $12,330,000 and $12,710,000 at December 31, 2009 and March 31, 2009, respectively.

CHURCH LOANS & INVESTMENTS TRUST

(A Real Estate Investment Trust)

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 5 – NEW ACCOUNTING PRONOUNCEMENTS

In May 2009, the FASB issued guidance on management’s assessment of subsequent events.  This guidance is directed specifically to management, since management is responsible for preparing an entity’s financial statements. The guidance clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued.  The guidance is effective prospectively for interim and annual financial periods ending after June 15, 2009, and the Company has adopted the provisions for its reporting period ending December 31, 2009.  The adoption of this new guidance did not have a material impact on the Company’s financial condition or results of operations.  Management has evaluated subsequent events up through the date of the filing of this report with the SEC.

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

Management continues to pursue quality new loans, both interim and permanent. We continue to receive many inquiries for loans. Presently, we are seeing less competition for these loans by banks and other lenders and, in fact, it appears that some lenders are attempting to liquidate their holdings of church loans.

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

The other source of interim loans are loans for which we have agreed to make the permanent loan but are treating and carrying the loans as interim loans during the construction phase. Once construction is finished, then the loan is converted to a permanent, amortized loan and then carried and treated as a permanent loan. Permanent loans have slightly increased as some interim loans have moved into permanent status by design. Also, more of the loans that we have recently made have been acquisitions rather than construction and, therefore, never were treated as interim loans. We would anticipate that with the current economic realities that the acquisition of existing church properties may be more affordable than construction of new properties and, therefore, this may be a continuing trend.

For the nine-month period ended December 31, 2009, loan applications and inquiries have been steady. Contributing to our steady flow of loan requests may be the fact that some banks and other lenders have moved away from this type of lending as a result of the present economic conditions. It appears that the present economic environment and the possible restriction on the ability of banks and some other lenders to make real estate loans is providing us an opportunity to acquire additional loans. The increase in our portfolio of loans during the nine-month period ended December 31, 2009 is consistent with these events. In fact, we purchased one loan with an outstanding principal balance of $4,218,017 on September 25, 2009.

We have been able to maintain our necessary funding.  With the increase loan demand, we recently were able to increase our credit facility with Amarillo National Bank and its participants from $49,000,000 to $60,000,000.  Furthermore, Master Note balances have remained a steady source of funds increasing slightly from $20,316,023 as of December 31, 2008 to $20,991,192 as of December 31, 2009 (an increase of 3%).  We believe that the Master Notes will continue to be a dependable source of financing.

We have seen an increase in defaulted loans in our portfolio during the nine-month period ended December 31, 2009 as compared to the nine-month period ended December 31, 2008. We will continue to closely monitor our past due loans and take action as is necessary.

Results of Operations --- Nine-month period ended December 31, 2009 as compared to the nine-month period ended December 31, 2008

Our revenues are derived from interest income and fees earned on loans as well as, to a lesser degree, interest earned on church bonds and short-term investments. During the nine-month period ended December 31, 2009, interest income and fees increased by $348,020 (7%) over the nine-month period ended December 31, 2008.

The increase in interest income and fees for the nine-month period ended December 31, 2009, as compared to the nine-month period ended December 31, 2008 was primarily attributable to an increase in performing mortgage loans and interim loans and an increase in fees.

The components of our interest income and fees during the nine-month period ended December 31, 2009 as compared to the nine-month period ended December 31, 2008 are as follows:

Table 1 – Interest Income and Fees

	For the Nine-month Period Ended 12/31/09	For the Nine-month Period Ended 12/31/08	Increase (Decrease)

Mortgage loans	$3,485,551	$3,423,076	$62,475

Interim loans	910,490	715,439	195,051

Commitment fees	590,652	464,120	126,532

Other income and fees	74,800	110,838	(36,038)

Total	$5,061,493	$4,713,473	$348,020

Total interest income on mortgage loans and interim loans increased during the nine-month period ended December 31, 2009 as compared to the nine-month period ended December 31, 2008. The increase in interest income on mortgage loans and interim loans of $257,526 was offset by a decrease of $36,038 in other income and fees. Other income and fees include interest income on church bonds, discount income on mortgage loans, late charges and miscellaneous income. The increase in interest income on mortgage loans and interim loans is due to the increase in the performing mortgage loan and interim loans.

Offsetting the increase in interest income on mortgage loans and interim loans is a decrease in the weighted average interest rates on our portfolio as of December 31, 2009 as compared to December 31, 2008.  The weighted average rate of interest on our portfolio of loans was 7.72% as of December 31, 2008 as compared to 6.88% as of December 31, 2009, a decrease of 84 basis points.

Our portfolio of performing mortgage loans increased from $54,908,182 as of December 31, 2008 to $60,886,334 as of December 31, 2009, an increase of $5,978,152 or 11%.

Our total loan portfolio increased during the nine-month period ended December 31, 2009 as compared to the nine-month period ended December 31, 2008. The following table compares our portfolio of loans, net of mortgage discounts and deferred commitment fees, as of December 31, 2009 to December 31, 2008:

Table 2 – Mortgage Loans, Church Bonds and Interim Loans as of December 31, 2009 and 2008

Type of Loan	12/31/09	12/30/08	Increase (Decrease)

Total Mortgage Loans and Church Bonds	$67,054,509	$58,077,429	$ 8,977,080

Total interim loans	24,132,827	12,402,154	11,730,673

Total loan portfolio	$91,187,336	$70,479,583	$20,707,753

Performing Loans	12/31/09	12/31/08	Increase (Decrease)

Performing Mortgage Loans and Church Bonds	$60,886,334	$54,908,182	$ 5,978,152

Performing Interim Loans	21,029,027	8,802,154	12,226,873

Total Performing Loans	$81,915,361	$63,710,336	$18,205,025

Non-Performing Loans	12/31/09	12/31/08	Increase (Decrease)

Non-Performing Mortgage Loans and Church Bonds	$6,168,175	$3,169,247	$ 2,998,928

Non-Performing Interim Loans	3,103,800	3,600,000	(496,200)

Total Non-Performing Loans	$9,271,975	$6,769,247	$2,502,728

“Non-performing” or “non-accrual” loans as defined by Church Loans are loans that have been classified as either “cash basis” or “capital recovery” (see explanation under “Revenue Recognition” under “Critical Accounting Policies” above).

Our loan portfolio increased in each of the nine months during the nine-month period ended December 31, 2009 as compared to each of the nine months during the nine-month period ended December 31, 2008.   Table 3 below sets forth the month ending values of our loan portfolio, net of mortgage discounts and deferred commitment fees, for each of the nine months during the nine-month period ended December 31, 2009 and December 31, 2008, respectively:

Table 3 – Month-End Portfolio Values

Month	2009	2008	Difference

April	$79,971,159	$67,469,937	$12,501,222
May	80,350,919	67,605,082	12,745,837
June	80,612,450	66,936,845	13,675,605
July	83,047,373	67,442,859	15,604,514
August	83,132,467	67,615,745	15,516,722
September	86,159,438	67,030,510	19,128,928
October	88,452,161	66,201,480	22,250,681
November	90,364,786	66,827,582	23,537,204
December	91,187,336	70,479,583	20,707,753

Monthly Average:	$84,808,677	$67,512,180	$17,296,497

Non-performing loans, church bonds and interim loans increased from $6,769,247 as of December 31, 2008 to $9,271,975 as of December 31, 2009, an increase of $2,502,728. The accrual of interest on these loans has been discontinued. If interest on these mortgage loans, church bonds and interim loans had been accrued as earned, interest and fees on loans would have been increased by approximately $812,000 and $468,000 for the nine-month periods ended December 31, 2009 and 2008, respectively. Interest income actually recognized on such loans during the nine-month period ended December 31, 2009 and 2008 was approximately $169,000 and $176,000, respectively.

We have seen an increase in loans that are in default in the nine-month period ended December 31, 2009. Specific information on loans that are in default as of December 31, 2009 is included in Table 4 and Table 5 below.

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

Table 4 – Information on Loans in Default or Non-Performing as of December 31, 2009

Loan	Principal Outstanding	Maturity	Rate	Appraised Value of Collateral(1)	Estimated Fair Value of Collateral

Greater Life, Baltimore, MD	$ 5,926	11/01/2007	10.50%	$ 76,000	N/A

Holy Trinity, Brooklyn, NY	467,086	03/01/2026	9.50%	1,800,000	N/A

Rhema Word, Chicago, IL (2)	1,270,615	07/01/2025	9.50%	1,850,000	2,250,000

Spiritual Light, Detroit, MI	71,054	11/01/2014	9.75%	185,000	N/A

Global Christian, Richmond, CA (3)	217,281	01/01/2014	9.50%	640,000	N/A

Right Spirit, Spanish Fort, AL (4)	80,110	05/01/2014	9.25%	274,000	N/A

Cathedral of Faith, Tampa, FL	741,402	09/01/2024	6.75%	2,018,000	N/A

Biltmore Group, West Monroe, LA (5)	1,053,800	06/01/2004	7.50%	844,500	844,500

Love Temple, Memphis, TN (6)	237,576	01/15/2007	5.00%	325,900	325,900

Project Love, Memphis, TN (6)	255,840	01/15/2007	5.00%	43,900	43,900

Igreja Baptista Pompano Beach, FL	255,541	05/01/2025	7.75%	388,000	400,000

Canaan COGIC Memphis, TN (7)	275,433	03/01/2010	8.00%	245,000	74,900

Ministerio International Virginia Gardens, FL (8)	2,050,000	10/01/2008	10.25%	3,900,000	1,600,000

Amarillo Investors Mortgage, Amarillo, TX (9)	294,636	06/10/05	9%	302,433	302,433

Mt. Calvary MBC, Ft. Wayne, IN	504,122	12/01/02	9.75%	1,430,000	N/A

Highland Heights COC, Memphis, TN (10)	60,558	04/09/92	10.5%	492,000	N/A

Faith Temple Cincinnati, OH (11)	626,516	01/01/08	8.50%	930,000	790,500

King Solomon MBC, Jackson, TN (12)	292,210	02/01/07	9%	360,000	674,000

Promise Land Ministries, Memphis, TN (13)	263,157	02/01/07	7.5%	355,000	360,000

Centro Christiano Houston, TX (11)	424,023	08/01/09	5.25%	715,000	607.750

King Jesus Worship Center, Winnsboro, LA	625,426	02/27/04	6%	1,600,000	N/A

World Deliverance Miami, FL	86,486	04/06/05	7.75%	268,600	N/A

Igreja Assemblia Fort Myers, FL (11)	1,026,943	01/01/08	8.25%	1,375,000	1,168,750

Eglise Evangelique Orlando, FL (11)	913,818	02/01/38	9%	1,620,000	1,377,000

Brazilian Community Framingham, MA(11)	965,808	05/01/29	7.25%	1,500,000	1,275,000

God’s Tabernacle DeSoto, TX(14)	629,272	09/01/09	6%	756,000	538,650

Messiah MBC Indianapolis, IN	1,376,674	05/01/10	7.3%	4,585,000	N/A

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

(6) These two loans were purchased from Regions Bank in 2007. The loans are made to related entities and the loans are secured by four separate properties. It is our understanding that the loans are cross-collateralized. There were no appraisals of the properties in the loan files obtained from Regions Bank. Appraised value for the collateral listed in the table is the 2009 Tax Appraisal from the tax office of Shelby County, Tennessee. Due to the acquisition of these loans from Regions Bank, Church Loans’ carrying value in these loans is less than the principal balance owing on the loans. Church Loans’ carrying value in these loans is a total of $185,946 which results in a loan to value ratio of 50%.

(7) Fair value is based upon the Shelby County Tax Assessor’s 2009 appraisal. Carrying value of this loan is $175,471.

(8) The property securing this loan is set for foreclosure in April, 2010. We have recently obtained a new appraisal of this property. According to this new appraisal, the fair value of this property is $1,600,000 which is $900,000 less than the principal amount owing on the loan. Accordingly, we wrote off $450,000 of the principal balance of this loan as of December 31, 2009 and allocated a like amount of our loan loss reserve to this loan.

(9) Appraised value is the Potter Randall County Appraisal District’s 2009 valuation of the properties that secure the loan.  This amount does not include a value for one property that the appraisal district does not list.

(10) Carrying value of this loan is $53,698.

(11) Fair value is estimated at the most recent appraised value less 15%.

(12) Carrying value of this loan is $252,480. Fair value is based on the Madison County Tax Assessor’s appraisal.

(13) Appraised value and fair value is based upon the Shelby County Tax Assessor’s 2009 valuation of the property. Carrying value of this loan is $219,957.

(14) We sold this property to God’s Tabernacle of Deliverance on December 31, 2008 for $1,995,000. At that time, we took in exchange a note from the church in the amount of $1,961,915 which was secured by a Deed of Trust against the property pari passu with a bond offering in the amount of $2,260,000. At the time of the bond offering and sale to the church, an independent appraiser appraised the property securing the note and bonds at a value of $2,800,000. A portion of the proceeds of the bonds were to be used to retire the note owing to us. The church is in default in the payment of the bonds and it is our understanding that the sales of the bonds have stopped. Sufficient bonds were sold to reduce the balance of our note to $613,000. Therefore, we would hold a 27% interest in the deed of trust to secure our loan.  The appraised value of the property shown above is 27% of the appraised value of $2,800,000 and the estimated fair value shown is 27% of the $1,995,000 purchase price.

Table 5 below provides information relative to action being taken on loans in default as of December 31, 2009.

Table 5 - Specific Information Relating to Loans in Default and Non-Performing Loans as of December 31, 2009:

Loan	Principal Outstanding	Foreclosure Action Taken

Greater Life, Baltimore, MD	$ 5,926	None. Balance is small. Staff is pursuing normal collection efforts.

Holy Trinity, Brooklyn, NY	467,086	None. Church is making payments and staff continues normal collections efforts. Debt is well secured

Rhema Word, Chicago, IL	1,270,615	None. Church is making payments. Debt is well secured. Church is trying to sell one of its properties to reduce debt and debt service.

Spiritual Light, Detroit, MI	71,054	None. Church is making payments. Balance is relatively small. Staff continues make normal collection efforts.

Global Christian, Richmond, CA	217,281	None. Church is making payments. Staff continues to monitor.

Right Spirit, Spanish Fort, AL	80,110	None. Church is making payments. Staff continues to monitor and make collection efforts as needed.

Cathedral of Faith, Tampa, FL	741,402	Litigation has been instituted to obtain insurance settlement proceeds and foreclose the property. In dispute with public adjustor regarding insurance settlement.

Love Temple, Memphis, TN	237,576	Litigation pending involving this loan, arising out of a dispute within the church. We have cross-claimed for foreclosure.

Project Love, Memphis, TN	255,840	Litigation pending involving this loan, arising out of a dispute within the church. We have cross-claimed for foreclosure.

Canaan COGIC, Memphis, TN	275,433	Foreclosure has been instituted.

Igreja Batista, Pompano Beach, FL	255,541	Church is making payments and is only 1 payment behind.

Biltmore Group, West Monroe, LA	1,053,800	Foreclosure has been initiated and is pending.

Ministerio Intl., Virginia Gardens, FL	2,050,000	Foreclosure has been initiated and is pending. See note (8) to Table 4.

Amarillo Investors Mortgage, Amarillo, TX	294,636	None. Since September 30, 2009, borrower has sold some of the collateral and used the proceeds to reduce the loan balance.

Mt. Calvary MBC, Ft. Wayne, IN	504,122	None. Staff is monitoring.

Highland Heights COC, Memphis, TN	60,558	None. Church is making payments and is 2 payment behind. Staff is monitoring.

King Solomon MBC, Jackson, TN	292,210	None. Staff is making normal collection efforts. Church continues to make payments.

Promise Land Ministries, Memphis, TN	263,157	None. Staff is monitoring. Receiving payments.

Faith Temple Cincinnati, OH	626,516	None. Staff is monitoring and pursuing normal collection efforts.

King Jesus Worship Center, Winnsboro, LA	625,426	None. Borrower is making regular payments. Staff continues to monitor. Borrower is 3 payments behind.

Centro Christiano Houston, TX	424,023	None. Staff is monitoring. Borrower continues to make payments.

World Deliverance Miami, FL	86,486	None. Church is making payments. Staff continues to monitor.

Eglise Evangelique Orlando, FL	913,818	None. Legal counsel has given formal notice of default.

Brazilian Community Framingham, MA	965,808	Notice of default has been given.

Igreja Assemblia Ft. Myers, FL	1,026,943	Pursuing deed in lieu of foreclosure.

God’s Tabernacle DeSoto, TX	629,272	None. Trust has given Borrower notice of default.

Messiah MBC Indianapolis, IN	1,376,674	None. Church is making payments and is trying to refinance.

Our allowance for credit losses increased from $1,551,760 as of December 31, 2008 to $1,811,760 as of December 31, 2009. The allowance for credit losses is based on an amount that is adequate in the opinion of the Audit Committee, based upon input from management, to absorb losses inherent in the existing loan portfolio. This evaluation includes a review of a quarterly grading methodology performed by management on impaired loans. Impaired loans include non-performing loans, which have been placed on non-accrual status. At December 31, 2009 and 2008 impaired loans were approximately $12,330,000 and $12,257,000, respectively. Impaired loans include non-performing loans and other loans deemed by management to be impaired that were not classified as non-performing. Our investment in non-performing loans was $9,271,975 and $6,769,247 for the nine-month periods ending December 31, 2009 and December 31, 2008, respectively. See Table 6 for the activity in the allowance for credit losses since December 31, 2008 to December 31, 2009. This increase reflects changes in the portfolio of existing loans. In other words, based on the quarterly grading methodology performed by management and reviewed by the Audit Committee, it is our opinion that there is an increase in impaired loans and there is a higher risk of loss in the portfolio.

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

The amount of loans in default has increased from December 31, 2008 to December 31, 2009. We believe that this is directly related to the current economic recession. We intend to continue to closely monitor our loans in default and will increase our reserve as necessary. Management and the Board of Trust Managers review the loans in default each month. The Audit Committee reviews and adjusts, as necessary, the allowance for credit losses each quarter.

The following table discloses the activity, on a quarterly basis, relating to the allowance for credit losses since December 31, 2008:

Table 6 – Activities in the Allowance for Credit Losses

December 31, 2008 balance	1,551,760

Increases during the quarter	75,000

Charge offs during the quarter	-0-

March 31, 2009 balance	1,626,760

Increases during the quarter	50,000

Charge offs during the quarter	-0-

June 30, 2009 balance	1,676,760

Increases during the quarter	289,000

Charges offs during the quarter	-0-

September 30, 2009 balance	$1,965,760

Increases during the quarter	296,000

Charges offs during the quarter	(450,000)

December 31, 2009 balance	$1,811,760

As noted above and in Table 6, we increased the allowance for credit losses during the nine-month period ended December 31, 2009 by $635,000. This increase was offset by a charge off of $450,000 as of December 31, 2009 relating to the loan to Ministerio International, Virginia Gardens, FL (see note (8) to Table 4 above).

As of December 31, 2009, Church Loans also held church bonds with a carrying value of $58,933 which were in default.

The weighted average interest rate on our loans and church bonds decreased from 7.72% as of December 31, 2008 to 6.88% as of December 31, 2009. This decrease in the weighted average interest rate on our loans limited the increase in interest income which resulted from the increase in performing loans during the nine-month period ended December 31, 2009 as compared to the nine-month period ended December 31, 2008.

Commitment fees earned during the nine-month period ended December 31, 2009 were $590,652 as compared to $464,120 for the nine-month period ended December 31, 2008, an increase of $126,532 or 27%.

Net income for the nine-month period ended December 31, 2009 was $1,919,783 ($.19 per share), a decrease of $1,022,003 (35%) compared to the nine-month period ended December 31, 2008. This decrease was primarily attributable to the decrease in net interest income, the increase in the provision for credit losses and an increase in general and administrative expenses.

Net interest income decreased from $3,724,906 for the nine-month period ended December 31, 2008 to $3,634,370 for the nine-month period ended December 31, 2009, a decrease of $90,536 (2%). This decrease in our net interest income for the nine-month period ended December 31, 2009 as compared to the nine-month period ended December 31, 2008 was the result of an increase in our interest expense which exceeded the increase in our interest income.

Our total liabilities increased from $39,361,500 as of December 31, 2008 to $59,983,291 as of December 31, 2009. The weighted average interest rate on our debt increased from 2.86% as of December 31, 2008 to 3.74% as of December 31, 2009. Our interest expense increased from $988,567 for the nine-month period ended December 31, 2008 to $1,427,123 for the nine-month period ended December 31, 2009, an increase of $438,556 or 44%. This increase is attributable to the increase in debt and the increase in the weighted average interest rate on our debt.

The following table illustrates the average month end liabilities during the nine-month period ended December 31, 2009 as compared to the same period ended December 31, 2008:

Table 7 - Month End Total Liabilities for Each Month in the Nine-month Period Ended December 31, 2009 and December 31, 2008

Month	2009	2008	Difference

April	$48,385,780	$37,441,086	$10,944,694
May	48,309,678	37,192,614	11,117,064
June	48,640,299	36,511,926	12,128,373
July	50,625,809	36,630,689	13,995,120
August	50,370,806	36,549,535	13,821,271
September	53,364,465	35,966,008	17,398,457
October	55,232,189	32,690,582	22,541,607
November	56,935,533	33,075,297	23,860,236
December	59,983,291	39,361,500	20,621,791

Monthly Average:	$52,427,539	$36,157,693	$16,269,846

The following table provides a schedule of maturity dates and the principal amounts maturing for our debt:

Table 8 - Maturity Dates of Month End Liabilities for Each Month in the Nine-month Period Ended December 31, 2009

Month	Total Liabilities	Maturing 1-31-12	Demand/Current

April	$48,385,780	$26,440,000	$21,945,780
May	48,309,678	26,815,000	21,494,678
June	48,640,299	27,315,000	21,325,299
July	50,625,809	28,780,000	21,845,809
August	50,370,806	28,780,000	21,590,806
September	53,364,465	31,780,000	21,584,465
October	55,232,189	34,130,000	21,102,189
November	56,935,533	35,411,700	21,523,833
December	59,983,291	36,671,700	23,311,591

General and administrative expenses increased from $746,122 for the nine-month period ended December 31, 2008 to $1,052,730 for the nine-month period ended December 31, 2009, an increase of $306,608 or 41%.

The increase in general and administrative expenses is primarily attributable to the legal, accounting and expert fees related to the contemplated “going private” transaction, payments characterized as contract labor which are payments under the severance agreement entered into with a former employee, higher payroll expenses and legal fees incurred for collection efforts on past due loans.

Other income decreased from $116,202 for the nine-month period ended December 31, 2008 to $38,843 for the nine-month period ended December 31, 2009, a decrease of $77,359.

As of December 31, 2009, there were 10,217,094 shares of certificates of beneficial interest outstanding. Net income per share decreased from $.29 per share for the nine-month period ended December 31, 2008 as compared to $.19 per share for the nine-month period ended December 31, 2009. This decrease was attributable to the decrease in our net income discussed above.

Results of Operations—Three-month period ended December 31, 2009 as compared to three-month period ended December 31, 2008

During the three-month period ended December 31, 2009, interest income and fees increased by $280,652 (18%) over the three-month period ended December 31, 2008.

The components of our interest income and fees during the three-month period ended December 31, 2009 as compared to the three-month period ended December 31, 2008 are as follows:

Table 9 – Interest Income and Fees

	For the Three-month Period Ended 12/30/09	For the Three-month Period Ended 12/30/08	Increase (Decrease)

Mortgage loans	$ 1,195,803	$ 1,096,432	$ 99,371

Interim loans	324,813	200,201	124,612

Commitment Fees	276,693	230,142	46,551

Other Income and Fees	43,499	33,381	10,118

Total	$ 1,840,808	$ 1,560,156	$ 280,652

Interest income on mortgage loans increased from $1,096,432 during the three-month period ended December 31, 2008 to $1,195,803 during the three-month period ended December 31, 2009, an increase of $99,371 (9%). Interest income on interim loans increased from $200,201 during the three-month period ended December 31, 2008 to $324,813 for the three-month period ended December 31, 2009, an increase of $124,612 (62%).

Commitment fees earned during the three-month period ended December 31, 2008 as compared to December 31, 2009 increased from $230,142 to $276,693 an increase of $46,551 or 20%.

The increase in interest income and fees for the three-month period ended December 31, 2009 as compared to the three-month period ended December 31, 2008 is attributable to the increase in our portfolio of both mortgage loans and interim loans.

Our net income for the three-month period ended December 31, 2009 was $563,194 ($.06 per share), a decrease of $578,963 (51%) as compared to the three-month period ended December 31, 2008. This decrease was attributable to an increase in our interest expense, an increase in the provisions for credit losses and an increase in general and administrative expenses.

The increase in interest income and fees for the three-month period ended December 31, 2009 as compared to the three-month period ended December 31, 2008 was significantly offset by an increase in interest expense.  Interest expense for the three-month period ended December 31, 2008 was $272,110 as compared to $525,726 for the three-month period ended December 31, 2009, an increase of $253,616 or 93%.

The increase in interest expense was attributable to an increase in debt and higher interest rates on such debt. See Table 7 above for the month-end liabilities for each of the three months during the three-month periods ending December 31, 2009 and 2008, respectively.

The weighted average interest rate on all of our debt for each of the three months during the three-month periods ending December 31, 2009 and 2008 is as follows:

Table 10 – Weighted Average Interest Rates on All Debt for Each of the Months During the Three-Month Period Ending December 31, 2009 and December 31, 2008, Respectively

Month	2009	2008	Difference

October	3.74	3.83	(.09)
November	3.74	2.84	.90
December	3.74	2.86	.88

Therefore, even though interest income increased significantly during the three-month period ended December 31, 2009 as compared to the three-month period ended December 31, 2008, as a result of the significant increase in interest expense, net interest income increased only slightly from $1,288,046 for the three-month period ended December 31, 2008 to $1,315,082 for the three-month period ended December 31, 2009, an increase of $27,036 (2%).

Other income decreased from $97,076 for the three-month period ended December 31, 2008 to $7,035 for the three-month period ended December 31, 2009, a decrease of $90,041.  Other income from the three-month period ended December 31, 2008 included at $76,076 gain on sale of other real estate owned.

General and administrative expenses increased from $222,565 for the three-month period ended December 31, 2008 to $441,623 for the three-month period ended December 31, 2009, an increase of $219,058 or 98%. This increase is primarily attributable to an increase in payroll, contract labor attributable to severance payments paid to a former employee, legal, accounting and expert fees attributable to the contemplated “going private” transaction and legal fees incurred in collection of defaulted loans.

Net income for the three-month period ended December 31, 2009 was diminished by an addition to the provision for credit losses recognized versus none in the 2008 period.

As of December 31, 2009, 10,217,094 shares of certificates of beneficial interest were outstanding. Net income per share decreased from $.11 per share for the three-month period ended December 31, 2008 to $0.06 per share for the three-month ended December 31, 2009. This decrease was attributable to the decrease in net income discussed above.

Financial Condition—Nine-month period ended December 31, 2009 as compared to year ended March 31, 2009.

Our portfolio of performing mortgage loans and church bonds increased from $55,512,158 as of March 31, 2009 to $60,886,334 as of December 31, 2009. Our portfolio of performing interim loans increased during the nine-month period ended December 31, 2009 from $16,686,014 to $21,029.027. Mortgage loans, interim loans and church bonds, including non-performing mortgage loans, church bonds and interim loans, held by us increased from $78,945,652 as of March 31, 2009 to $91,187,336 as of December 31, 2009, an increase of $12,241,684 (16%).

Nonperforming mortgage loans, church bonds and interim loans increased from $6,747,480 as of March 31, 2009 to $9,271,975 as of December 31, 2009. Total performing mortgage loans, church bonds and interim loans increased from $72,198,172 as of March 31, 2009 to $81,915,361 as of December 31, 2009, an increase of $9,717,189. Consistent with the increase in loans, total assets increased from $78,315,575 as of March 31, 2009 to $90,551,701 as of December 31, 2009, an increase of $12,236,126 (16%). Impaired loans were approximately $12,330,000 at December 31, 2009 as compared to approximately $12,710,000 at March 31, 2009.

Our liabilities increased from $47,214,845 as of March 31, 2009 to $59,983,291 as of December 31, 2009.

Shareholders’ equity decreased by $532,320 from March 31, 2009 to December 31, 2009. This is attributable to the decrease in undistributed net income from $1,354,929 as of March 31, 2009 to $822,609 as of December 31, 2009. Contributing to this decrease in undistributed net income is the declaration of a dividend of $.18 per share ($1,837,513) as of December 31, 2009.

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

Our operating expenses are comprised of the maintenance of our office building, the payment of the salaries of our management and support staff, office expenses, fees paid to the Board of Trust Managers, and the payment for legal and accounting services. Substantially all of our assets are invested in the permanent and interim loans. Our only potential liquidity problems relate to the timely and proper repayment of the leveraged funds we have borrowed to make loans in excess of our capital and the ability to fund outstanding loan commitments which totaled approximately $7,247,455 at December 31, 2009.

Our primary sources of funds for liquidity consist of cash reserves, net cash provided by operations, payments received from the loans comprising our loan portfolio, and funds available through debt financing, including our line of credit agreement with the Amarillo National Bank.

Our level of liquidity based upon cash and cash equivalents increased by $15,356 during the nine-month period ended December 31, 2009 leaving us with cash and cash equivalents of $131,050 as of December 31, 2009. During this same period, we invested $32,249,952 in mortgage and interim construction loans using net cash provided by operating activities in the amount of $2,370,498, principal payments received on our loan portfolio in the amount of $19,723,080, and $35,320,683 in borrowing on master notes and our line of credit. The total liquidity available to invest in mortgage and interim construction loans was reduced by $613,026 paid in cash dividends during the nine-month period ended December 31, 2009 and the reduction in our borrowings on our bank line of credit and Master Note agreements in the amount of $24,535,927.

Our primary debt obligations consist of our bank line of credit owing to Amarillo National Bank and Master Note Agreements with various persons. Pursuant to our January 31, 2009 loan agreement with the bank, we have a $49,000,000 line of credit for a term of three years, maturing January 31, 2012.  This agreement was increased to $60,000,000 effective January 1, 2010 and the term lengthened to December 31, 2012

As of December 31, 2009, our total liabilities outstanding were $59,983,291.  The amount owing on the line of credit as of December 31, 2009 was $36,671,700. It is anticipated that the line of credit will be renewed at the expiration of its three-year term. In the event that the bank elects not to renew the line of credit, we may, under the terms of the loan agreement, retire the line of credit over a period of time, not to exceed five years, equal to the weighted average remaining term of a pool of our real estate lien notes which would be pledged to secure the remaining balance of the bank line of credit.

As of December 31, 2009, pursuant to the credit agreement with Amarillo National Bank dated January 31, 2009, Church Loans has one note owing to Amarillo National Bank. The interest rate on this credit facility adjusts in accordance with the lesser of the 30-day, 90-day or 180-day London Interbank Offered Rates (“LIBOR”) plus 2.50% or the J.P. Morgan Chase & Co. prime rate as selected on the applicable adjustment dates by Church Loans and with an interest rate floor of 4%. As of December 31, 2009, the balance owing on this note was $36,671,000. The note owing to Amarillo National Bank made pursuant to a Loan Agreement was entered into with the bank effective January 31, 2009 (“the 2009 Loan Agreement”) for a term of three years ending January 31, 2012. The rate of interest owing on the obligation owing to the bank as of December 31, 2009 was 4.0%, not including the non-use fee.

The amounts owing to Amarillo National Bank are secured by the portfolio of loans held by Church Loans.  Church Loans may borrow up to $49,000,000 pursuant to the 2009 Loan Agreement subject to a borrowing base calculation limit equal to 85% of the principal balance outstanding of the performing mortgage loans and church bonds held by Church Loans and 50% of the principal balance outstanding of the performing interim loans held by Church Loans. Pursuant to that borrowing base calculation, Church Loans, as of December 31, 2009, could borrow up to the entire $49,000,000 line of credit.

Pursuant to the loan agreement with Amarillo National Bank, we must also maintain stockholder’s equity of not less than $18,000,000, our total indebtedness shall not exceed 250% of our stockholder’s equity and the ratio of earnings before deduction of interest and taxes as compared to interest expense shall not be less than 1.2. As of December 31, 2009, we were in compliance with these requirements.

At December 31, 2009, loans to us under Master Note Agreements, which are in effect demand notes, totaled $20,991,192.  As of December 31, 2009, Church Loans had 86 Master Note Agreements with 38 different unrelated parties.  The rate of interest on these Master Notes is at the Wall Street Journal prime rate of interest less 1.25% with an interest rate floor of 3% effective as of February 1, 2009. As of December 31, 2009, the rate of interest on these Master Notes was 3.00%. All of these Master Notes are due on demand except that without the consent of Church Loans a noteholder may not demand payment of more than $250,000 during any 30 day period. These Master Notes are unsecured.

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

Although our cash and cash equivalents as of December 31, 2009 were only $131,050, the balance which could be borrowed by us upon our bank line of credit as of December 31, 2009 was $12,328,300. The principal payments scheduled to be received on our loan portfolio for the fiscal year ending December 31, 2010 are $27,461,475. Assuming all of these scheduled principal payments are received, these payments, together with the balance available to us on our bank line of credit, would not provide us with sufficient funds to meet our maturing obligations and fund loan commitments without the necessity of borrowing funds from other sources. Based upon our success in obtaining borrowings in the past, we are confident that, should it be necessary, we will be able to obtain additional bank financing in the future in sufficient amounts for us to timely meet all of our obligations.

Should all the scheduled principal payments upon loans not be received, and should we be unable to borrow against our line of credit, and should borrowings from other sources not be available, it would be necessary to sell a portion of our mortgage loan portfolio in order to meet all of our financial obligations.  At December 31, 2009, the principal balance of our loan and church bond portfolio was $91,187,336, net of unamortized purchase discounts and deferred commitment fees. The weighted average interest rate on loans and church bonds was 6.88% per annum. In view of the normal marketability of conventional loans, we might be required to discount a majority of these loans in order for them to be attractive for purchase. The principal amount of these loans if discounted to yield a weighted average interest rate of 8%, 10% and 12% would be $78,421,113, $62,736,890, and $52,280,742, respectively. There is no assurance that we would be able to sell all, or a portion of, our portfolio of loans, in which event, it would be necessary to secure a loan, or loans, from a lender in order to meet our financial obligations. There is no assurance that we would be able to secure a loan in such instance. We have sold only one of our loans in our mortgage loan portfolio and, therefore, have limited experience in this area. Furthermore, if required to discount our loans in excess of 10.5%, then we would not realize sufficient funds from the sale of the loans to retire all of our debt.

Principal payments scheduled to be received upon our permanent loan portfolio during the twelve-month period ending December 31, 2010, if not used to fund new loan commitments, would be used to reduce our outstanding indebtedness. Should we use the payments of principal which shall be received upon our loan portfolio to reduce our outstanding indebtedness, our interest expense will decrease. In such instance, whether the decrease in the interest income will exceed, or be less than, the decrease in the interest expense will largely be dependent upon the prime rate of interest prevailing at such time due to the fact that the interest to be earned upon our mortgage loan portfolio is generally based upon a fixed rate of interest or a variable rate of interest that periodically reprices, while the interest to be paid upon our outstanding debts is directly, or indirectly, tied to the prime rate of interest charged by major banks.

Pursuant to the loan agreement with the bank, we have pledged all of our mortgage loans, church bonds and interim construction loans to the bank to secure the line of credit. The amount owing on the line of credit must not exceed an amount equal to 85% of the outstanding principal amount of the performing mortgage loans and church bonds and 50% of the outstanding principal amount of the performing interim construction loans. Applying that borrowing limit to our loan portfolio as of December 31, 2009, we can borrow up to the entire $49,000,000 line of credit limit. However, during the term of the loan agreement, we would not have the right to sell our loans, without the bank’s consent, since all of our loans have been pledged to the bank to secure the line of credit. Therefore, under our loan agreement, it will be very difficult, if not impossible, to sell our loans to meet our financial obligations.

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

Inflation

At December 31, 2009, the weighted average interest rate on our mortgage loan and church bond portfolio was 6.88% per annum while the weighted average interest rate upon all our borrowings was 3.74% per annum resulting in a net interest rate margin of 3.14%. By comparison, as of December 31, 2008, the weighted average interest rate on our mortgage loan and church bond portfolio was 7.72% per annum while the weighted average interest rate on our borrowings was 2.86% per annum resulting in a net interest rate margin of 4.86% per annum. Therefore, our net interest rate margin has decreased by 172 basis points as of December 31, 2009 as compared to December 31, 2008. Although a majority of the loans constituting our loan portfolio have been made at rates of interest that generally reprice either daily, annually, or otherwise periodically, a portion of the loans constituting our loan portfolio have been made at fixed rates of interest and therefore are not subject to being increased or decreased during the term of the loan. All of our indebtedness is either directly or indirectly tied to the prime rate of interest charged by major banking institutions and, therefore, is subject to fluctuation.

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

Should the amount of our loans and the amount of our indebtedness remain constant, and should the weighted average interest rate upon the indebtedness increase to approximately 10.5% per annum, interest income and interest expense would be substantially equal.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting during our fiscal quarter ending December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
(10)

Loan Agreement dated January 31, 2009 entered into by and between Church Loans and Investments Trust and Amarillo National Bank included as an exhibit to Issuer’s Form 10-Q for the quarterly period ended December 31, 2008 (File No. 000-08117) and is incorporated by reference.

Loan Agreement dated January 1, 2010 entered into by and between Church Loans and Investments Trust and Amarillo National Bank included as an exhibit to Issuer’s 8-K filed January 15, 2010 (File No. 000-08117) and is incorporated by reference.

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

CHURCH LOANS & INVESTMENTS TRUST

By:	/s/ Jason L. Hall
Jason L. Hall President and CEO
Date:	February 12, 2010

By:	/s/ Robert E. Fowler
Robert E. Fowler Chief Financial Officer (Principal Financial Officer)
Date:	February 12, 2010

Trade Mark and Copyright Notice

Copyright © 2010 by Church Loans & Investments Trust
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